Form 10QSB
period 2007-03-31
PAXTON ENERGY INC
filed 2007-05-21
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 000-52590

PAXTON ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 North Carson Street, Suite 6232, Carson City, NV 89706
(Address of principal executive offices)

(775) 841-5049
(Issuer’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐	Yes	☒	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, the Issuer had 22,976,139 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

☐	Yes	☒	No

PAXTON ENERGY, INC.

FORM 10-QSB

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paxton Energy, Inc. has included its unaudited condensed balance sheets as of March 31, 2007 and December 31, 2006 (the end of our most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2007 and 2006, and for the period from June 30, 2004 (date of inception) through March 31, 2007, together with unaudited condensed notes thereto. In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc. for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Paxton Energy, Inc. and the notes thereto for the year ended December 31, 2006 included in our definitive prospectus in the registration statement on Form SB-2 as filed under rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007.

3

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$563,467	$750,650
Accounts receivable	11,370	16,763
Prepaid expenses and other current assets	11,677	38,262

Total Current Assets	586,514	805,675
Property and Equipment, net of accumulated depreciation	3,654	3,206
Oil and Gas Properties, using full cost accounting	2,407,308	2,284,196

Total Assets	$2,997,476	$3,093,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$153,484	$86,062
Payable to Bayshore Exploration L.L.C.	32,941	32,941
Accrued registration right penalties and interest	454,572	407,778

Total Current Liabilities	640,997	526,781

Long-Term Asset Retirement Obligation	22,571	22,079

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
22,976,139 shares issued and outstanding	22,976	22,976
Additional paid-in capital	6,785,287	6,785,287
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(3,408,060)	(3,197,751)

Total Stockholders' Equity	2,333,908	2,544,217

Total Liabilities and Stockholders' Equity	$2,997,476	$3,093,077

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Period from June 30, 2004 (Date of Inception) through
	2007	2006	March 31, 2007
Oil and gas revenues	$23,405	$45,727	$217,810

Costs and Operating Expenses
Lease operating expenses	4,845	1,394	30,999
Production taxes	1,168	2,234	11,377
Impairment loss on oil and gas properties	-	-	1,739,545
Accretion of asset retirement obligation	492	44	1,335
General and administrative expense	223,098	80,269	894,632
Stock-based compensation	-	68,750	1,024,075

Total costs and operating expenses	229,603	152,691	3,701,963

Loss from operations	(206,198)	(106,964)	(3,484,153)

Other income (expense)
Interest income	8,217	-	51,793
Gain on derivative liability valuation	-	-	1,066,295
Interest expense	(12,328)	(25,531)	(84,623)
Interest expense from amortization of discount
on secured convertible notes and other debt	-	(95,769)	(957,372)

	(4,111)	(121,300)	76,093

Net Loss	$(210,309)	$(228,264)	$(3,408,060)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,976,139	17,390,409

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		For the Period from June 30, 2004 (Date of Inception) through
	2007	2006	March 31, 2007
Cash Flows From Operating Activities
Net loss	$(210,309)	$(228,264)	$(3,408,060)
Adjustments to reconcile net loss to net
cash used in operating activities
Impairment loss on oil and gas properties	-	-	1,739,545
Stock-based compensation for services	-	68,750	1,024,075
Gain on derivative liability valuation	-	-	(1,066,295)
Interest expense from amortization of discount on
secured convertible notes and other debt	-	95,769	957,372
Accretion of asset retirement obligation	492	44	1,335
Depreciation expense	264	-	372
Changes in assets and liabilities:
Accounts receivable	5,393	(1,803)	(11,370)
Prepaid expenses and other current assets	26,585	(9,247)	(11,677)
Accounts payable	67,422	(22,579)	153,484
Accrued registration right penalties and interest	46,794	-	46,794
Accrued interest	-	20,212	17,874
Accrued compensation	-	-	122,500

Net Cash Used In Operating Activities	(63,359)	(77,118)	(434,051)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(123,112)	(369,532)	(1,768,576)
Purchase of property and equipment	(712)	-	(4,026)

Net Cash Used In Investing Activities	(123,824)	(369,532)	(1,772,602)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and
other debt, and related beneficial conversion features and
common stock	-	455,000	680,000
Proceeds from issuance of demand note to stockholder	-	-	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(414,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	(75,250)	(75,250)

Net Cash Provided By Financing Activities	-	379,750	2,770,120

Net Increase In Cash And Cash Equivalents	(187,183)	(66,900)	563,467
Cash and Cash Equivalents At Beginning Of Period	750,650	132,859	-

Cash and Cash Equivalents At End Of Period	$563,467	$65,959	$563,467

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

(A) Organization, Change in Control and Significant Accounting Policies

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004. During August 2004, shareholder control of the Company was transferred, and a new board of directors was elected and new officers appointed. During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect of Texas. The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas. Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and is also participating in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where to date the Company has acquired leases on approximately 2,268 gross acres. The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006 and for the period from June 30, 2004 (date of inception) through December 31, 2006, included in the Company’s definitive prospectus in the registration statement on Form SB-2 as filed under rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2007, its results of operations and cash flows for the three months ended March 31, 2007 and 2006, and for the period from June 30, 2004 (date of inception), through March 31, 2007. The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. The Company incurred losses of $210,309 and $228,264 during the three-month periods ended March 31, 2007 and 2006, respectively, and used $63,359 and $77,118 of cash in its operating activities during the three-month periods ended March 31, 2007 and 2006, respectively. Through March 31, 2007, the Company had accumulated a deficit during the exploration stage of $3,408,060. At March 31, 2007, the Company had a working capital deficit of $54,483 and stockholders’ equity of $2,333,908.

Management believes that the Company has sufficient funds to operate for the immediate future and pay for its share of current planned exploration costs, including the re-completion of one well and a two-dimensional seismic study on the Cooke Ranch. However, any expansion beyond these current plans will require additional capital funding. The Company intends to continue to seek drilling opportunities on the acreage in which it has an interest, which would require the Company to obtain financing from external sources. Management believes it may acquire sufficient waivers of the penalties and interest owed investors for failure to timely complete the registration under the Securities Act of 1933 of the resale of certain outstanding common stock to eliminate its working capital deficit. If management fails to obtain sufficient waivers, the Company will have to rely on current production to cure the deficit which will hamstring the expansion of the Company oil and gas activities.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at March 31, 2007. There were no potentially dilutive common stock equivalents at March 31, 2006.

(B) Oil and Gas Properties

In January 2007, the Fiedler No. 1 well was drilled on acreage outside of Cooke Ranch in which the Company has an interest and will be completed for production. The Company conveyed its 75% interest in the Fiedler No. 1 40-acre drilling location to Bayshore, subject to the Company’s right to earn an 18.75% working interest by paying $123,112 in completion costs. Bayshore obtained drilling funding from other sources for 100% of the costs of drilling to total depth. The Company exercised its right to earn an 18.75% working interest and paid its share of completion costs in February 2007. Subsequent to March 31, 2007, Bayshore has completed the well, installed tanks to collect the oil, laid the gas lines, and applied for the permits to produce.

(C) Registration Payment Arrangement

In connection with a private placement offering of the Company’s common stock in April 2006, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provides that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering. The Company’s registration statement was declared effective on April 11, 2007.

In accordance with the FSP EITF 00-19-2, the Company has recognized an estimated liability of $434,466 (plus interest of $20,106 through March 31, 2007) for probable payments that will be payable under the registration rights agreement. During the three-month period ended March 31, 2007, the estimated liability for probable payments under the registration rights agreement was increased by $34,466 and was included in general and administrative expense.

(D) Subsequent Event

Letter of Intent to Acquire East Thirteen Oil Field

On May 9, 2007, the Company signed a letter of intent to purchase all of the stock of a privately held corporation owning certain producing interests, principally in the East Thirteen Field, located in Frio and Dimmit Counties, Texas, for $5.3 million in cash and 500,000 shares of the Company’s common stock.

The letter of intent proposes the fundamental terms for the purchase by the Company of working interests in 17 gross (nine net) producing oil and gas wells and the associated proven un-developed locations and undrilled acreage. The wells have been producing oil and gas from the Olmos formations at depths of from 3,400 to 4,000 feet since approximately 2003. The Company has the option to increase the percentage working interests to be acquired in specified wells according to an agreed pricing formula.

The letter of intent provides the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due-diligence, on or before July 1, 2007. This transaction is subject to the negotiation and execution of a definitive agreement, the Company obtaining the required financing facility, the completion of audited financial statements and a third party reserve report respecting the purchased properties, compliance with legal requirements, the satisfaction of representations, warranties and covenants, and other items, all to the satisfaction of the Company’s board of directors. Upon satisfactory completion of these conditions, the acquisition would expect to be closed during the third quarter of 2007.

The Company intends to fund this acquisition through the issuance of equity or debt securities, but has no funding commitment from any source.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This discussion and analysis contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. As used herein, “we,” “our,” “us,” and the like refer to Paxton Energy, Inc.

Readers are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	future drilling and other exploration schedules and sequences for wells and other activities;

•	future results of drilling individual wells and other exploration and development activities;

•	future variations in well performance as compared to initial test data;

•	the ability to economically develop discovered reserves;

•	the prices at which we may be able to sell oil or gas;

•	exploration and development priorities and the financial and technical resources of the operator of the properties in which we have an interest or contractors that provide us with field services;

•	uncertainties inherent in estimating quantities of proved reserves and actual production rates and associated costs;

•	future events that may result in the need for additional capital;

•	the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

•	our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities;

•	future plans and the financial and technical resources of industry or financial participants; and

•	other factors.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We do not intend to update these forward-looking statements, except as may occur in the regular course of our periodic reporting obligations.

The discussion of future events, including the business prospects of Paxton Energy, Inc., is subject to material risks and uncertainties and based on assumptions made by management. These risks include our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of Paxton Energy, Inc. may vary materially from those described in the forward looking statements.

Risk Factors

•

We are not the operator of any of the properties in which we have an interest and on which we plan to devote substantially all of our financial and other resources in drilling and related activities, so we are dependent on the financial and technical resources, initiative, and management of the operator, Bayshore.

•

We rely principally on Bayshore to select prospects for energy investments and to conduct exploration; we might be unable to continue with our energy investment activities if Bayshore were unable or unwilling to continue to provide these services to us.

•

All of our assets and operations are currently concentrated in La Salle County, Texas, so all of our operations may be temporarily disrupted due to seasonal precipitation or other weather conditions or permanently halted in the case of a natural or other disaster in that geographical area.

•

We have no officer, director, or employee with any formal oil and gas exploration or engineering education or training and will continue to rely on the expertise of Bayshore, whose interests may not always be aligned with ours.

•

We do not maintain insurance to cover operational hazards, but rely on our agreements that require the operator of the properties in which we have an interest to maintain $1.0 million workers’ compensation, $1.0 employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, and $5.0 million bodily injury and property damage insurance coverage.

•	We could incur expenses and be forced to interrupt exploration, development, or production to comply with environmental and other governmental regulations.

•

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which historically have been volatile and are likely to continue to be volatile.

•	We cannot predict whether production or reserves will be established on properties in which we have an interest.

•

We have no proved reserves, and any future estimates we may make of quantities of proved oil and gas reserves we may have in the future and projected rates of production and the timing and results of development expenditures may prove inaccurate because of numerous uncertainties.

Historical Operations

We are a small oil and gas exploration and production company. In June 2005, we acquired our first working interest in an oil and gas property. The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005. We began production from another well in June 2006 and from two additional wells in late 2006. Through March 31, 2007, we have acquired additional interests in oil and gas properties and drilled three additional dry holes. For the period from June 30, 2004, the date of our inception, to March 31, 2007, we have recognized oil and gas revenues of $217,810. We have no proved reserves. We continue to be considered an exploration-stage company due to the absence of significant revenue.

For the period from June 30, 2004, the date of our inception, to March 31, 2007, we have incurred $3,701,963 of costs and operating expenses, principally consisting of an impairment loss of $1,739,545 on oil and gas properties, $894,632 of general and administrative expenses, and $1,024,075 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a grant to a director of options to purchase 375,000 shares of common stock, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services. The impairment loss of $1,739,545 was recognized at December 31, 2006, due to our determination that capitalized costs for wells drilled were in excess of the estimated present value of future cash flow from those wells.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations. In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features. Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes. This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a noncash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.” These charges totaled $957,372 through March 31, 2007.

In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective. We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under Financial Accounting Standards Board Staff Position on EITF 00-19 (FSP EITF 0019-2). In accordance with FSP EITF 0019-2, we have recorded an estimated liability of $434,466 (plus interest of $20,106 through March 31, 2007) for probable payments that will be payable under the registration rights agreement. The initial estimated penalty of $400,000 was charged against the proceeds from the offering, after recognizing a cumulative-effect adjustment to stockholders’ equity and specifically to retained earnings (deficit) on October 1, 2006, for the change in the method of accounting for the registration payment arrangement in accordance with FSP 00-19-2.

As of March 31, 2007, we had acquired oil and gas properties with a carrying value of $2,407,308 through the payment of cash and the issuance of common stock, after the recognition of $1,739,545 in impairment loss as described above. At March 31, 2007, we had current assets of $586,514, principally consisting of cash and cash equivalents remaining from a private placement of our common stock and had current liabilities of $640,997 consisting of accounts payable and the accrued registration rights penalties (and accrued interest) described above, resulting in a working capital deficit of $54,483.

Plan of Operations

During the first quarter of 2007, the area in which our producing wells were located received rainfall that restricted field access so the wells had to be shut in part of the period. We therefore produced only $23,405 in oil and gas revenues in the first quarter of 2007. We expect that revenues will increase significantly with expected better weather and the completion of the Feidler No. 1 well in May 2007. In the comparative quarter ending March 31, 2006, the oil and gas revenues were $45,727. General and administrative cost increased from $80,269 to $223,098 or approximately 178%. Most of the increase was attributable to completing the registration of the resale of outstanding securities in accordance with our registration rights agreement.

Possible Acquisition of Producing Properties

On May 9, 2007, we signed a letter of intent to purchase all of the stock of a privately held corporation owning certain producing interests, principally in the East Thirteen Field, located in Frio and Dimmit Counties Texas, for $5.3 million in cash and 500,000 shares of our common stock.

The letter of intent proposes the fundamental terms for the purchase by us of working interests in 17 gross (nine net) producing oil and gas wells and the associated proven undeveloped locations and undrilled acreage. The wells have been producing oil and gas from the Olmos formations at depths of from 3,400 to 4,000 feet since approximately 2003. We have the option to increase the percentage working interests to be acquired in specified wells according to an agreed pricing formula.

The letter of intent provides the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due-diligence, on or before July 1, 2007. This transaction is subject to the negotiation and execution of a definitive agreement, our obtaining the required financing facility, the completion of audited financial statements and a third party reserve report respecting the purchased properties, compliance with legal requirements, the satisfaction of representations, warranties and covenants, and other items, all to the satisfaction of our board of directors. Upon satisfactory completion of these conditions, the acquisition would expect to be closed during the third quarter of 2007.

We intend to fund this acquisition through the issuance of equity or debt securities, but have no funding commitment from any source. Our top priority is to complete this acquisition by the third quarter of 2007.

Other Operations

During the next 12 months, we will re-complete the Cartwright No. 1 well for approximately $107,000. We had also substantially completed and paid for the Fiedler No. 1 well at March 31, 2007. We are also paying $20,000 to participate in a two-dimensional seismic survey on the Cooke Ranch. At March 31, 2007, we had cash of $563,000, which we expect to be sufficient to complete these items, including any reasonable cost overruns that may occur, as well as to pay our accounts payable. We also have an accrued liability of $455,000 for payments that would have to be paid to investors for failure or delay in registering the resale of securities. For a more detailed explanation, see Note 5 of the December 31, 2006, financial statements. To the extent selling security holders agree to waive any such penalties, the funds made available would be used for operations.

                To the extent that we are successful in increasing production from our current interests and finding and producing new oil and gas sites, of which there is no assurance, proceeds from that activity would first be used to fund the East Thirteen Field acquisition and thereafter be added to our working capital reserves and be available to fund future exploration.

During 2006, we paid $305,000 for the additional acreage acquired to date in our lease expansion program being undertaken jointly with Bayshore adjacent to or nearby the Cooke Ranch. Obtaining additional acreage would require the expenditure of funds that we may not currently have. Our current level of cash required for general and administrative costs is generally funded by our share of production proceeds from producing wells. We intend to limit increases in general and administration expenses until and unless we have additional revenue from production.

We believe that we have sufficient funds to operate throughout the next 12 months. However, any expansion beyond our current plans to re-complete the Cartwright No. 1 well and pay our share of the two-dimensional seismic study will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties such as the East Thirteen Field. We do not have funds to undertake any of these activities and would have to obtain funding from external sources. We believe that additional capital funding is available through private or public equity financing or perhaps bank financing. Success in the field will enhance our opportunities to obtaining financing, but we will probably need to obtain reserve reports and have sufficient length of production to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by antidilution provisions contained in the warrants we have issued. At this time, we have no financing arrangements in place.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating whether to adopt SFAS No. 159.

Off-Balance Sheet Arrangements

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.
(Registrant)

Date: May 21, 2007	By:	/s/ Robert Freiheit
Robert Freiheit, President
(Chief Executive Officer and Chief Financial Officer)