Form 10QSB
period 2007-06-30
PAXTON ENERGY INC
filed 2007-08-20
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2007, the Issuer had 23,326,139 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

☐	Yes	☒	No

PAXTON ENERGY, INC.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of June 30, 2007, and December 31, 2006 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception) through June 30, 2007, and unaudited condensed statements of cash flows for the six months ended June 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception) through June 30, 2007, together with unaudited condensed notes thereto. In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2006, included in its definitive prospectus in the registration statement on Form SB-2 as filed under Rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$ 406,273	$ 750,650
Accounts receivable	12,767	16,763
Prepaid expenses and other current assets	44,741	38,262
Total Current Assets	463,781	805,675

Property and Equipment, net of accumulated depreciation	3,366	3,206

Oil and Gas Properties, using full cost accounting	2,407,308	2,284,196

Total Assets	$ 2,874,455	$ 3,093,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 186,846	$ 86,062
Payable to Bayshore Exploration L.L.C.	32,941	32,941
Accrued registration right penalties and interest	469,674	407,778
Total Current Liabilities	689,461	526,781

Long-Term Asset Retirement Obligation	23,063	22,079

Stockholders’ Equity
Preferred stock, $0.001 par value; 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 22,976,139 shares issued and outstanding	22,976	22,976
Additional paid-in capital	6,785,287	6,785,287
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(3,580,037)	(3,197,751)
Total Stockholders’ Equity	2,161,931	2,544,217
Total Liabilities and Stockholders’ Equity	$ 2,874,455	$ 3,093,077

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007

Oil and gas revenues	$ 20,976	$ 43,888	$ 44,381	$ 89,615	$ 238,786

Costs and Operating Expenses
Lease operating expenses	11,412	1,238	16,257	2,632	42,411
Production taxes	1,146	2,146	2,314	4,380	12,523
Impairment loss on oil and gas properties	-	-	-	-	1,739,545
Accretion of asset retirement obligation	492	47	984	91	1,827
General and administrative expense	170,602	93,493	393,700	173,762	1,065,234
Stock-based compensation	-	-	-	68,750	1,024,075
Total costs and operating expenses	183,652	96,924	413,255	249,615	3,885,615

Loss from operations	(162,676)	(53,036)	(368,874)	(160,000)	(3,646,829)

Other income (expense)
Interest income	5,801	15,196	14,018	15,196	57,594
Gain on derivative liability valuation	-	608,979	-	608,979	1,066,295
Interest expense	(15,102)	(11,745)	(27,430)	(37,276)	(99,725)
Interest expense from amortization of discount
on secured convertible notes and other debt	-	(861,603)	-	(957,372)	(957,372)
	(9,301)	(249,173)	(13,412)	(370,473)	66,792

Net Loss	$ (171,977)	$ (302,209)	$ (382,286)	$ (530,473)	$ (3,580,037)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,976,139	21,169,532	22,976,139	19,290,410

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2007	2006	June 30, 2007
Cash Flows From Operating Activities
Net loss	$ (382,286)	$ (530,473)	$ (3,580,037)
Adjustments to reconcile net loss to net
cash used in operating activities
Impairment loss on oil and gas properties	-	-	1,739,545
Stock-based compensation for services	-	68,750	1,024,075
Gain on derivative liability valuation	-	(608,979)	(1,066,295)
Interest expense from amortization of discount on
secured convertible notes and other debt	-	957,372	957,372
Accretion of asset retirement obligation	984	91	1,827
Depreciation expense	552	-	660
Changes in assets and liabilities:
Accounts receivable	3,996	(3,416)	(12,767)
Prepaid expenses and other current assets	(6,479)	(88,071)	(44,741)
Accounts payable	100,784	(7,734)	186,846
Accrued registration right penalties and interest	61,896	-	61,896
Accrued interest	-	(16,557)	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(220,553)	(229,017)	(591,245)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(123,112)	(450,555)	(1,768,576)
Purchase of property and equipment	(712)	-	(4,026)
Net Cash Used In Investing Activities	(123,824)	(450,555)	(1,772,602)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	2,875,055	2,879,970
Proceeds from issuance of secured convertible notes and				other debt, and related beneficial conversion features and
common stock	-	455,000	680,000
Proceeds from issuance of demand note to stockholder	-	25,000	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	(414,600)	(414,600)
Payment of principal on notes payable to stockholder	-	(300,000)	(325,000)
Payment of principal on note payable	-	(75,250)	(75,250)
Net Cash Provided By Financing Activities	-	2,565,205	2,770,120
Net Increase (Decrease) In Cash And Cash Equivalents	(344,377)	1,885,633	406,273
Cash and Cash Equivalents At Beginning Of Period	750,650	132,859	-
Cash and Cash Equivalents At End Of Period	$ 406,273	$ 2,018,492	$ 406,273

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

(A)	Organization, Change in Control and Significant Accounting Policies

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”), was organized under the laws of the state of Nevada on June 30, 2004. During August 2004, shareholder control of the Company was transferred, and a new board of directors was elected and new officers appointed. During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect of Texas. The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas. Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and is also participating in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where to date the Company has acquired leases on approximately 2,268 gross acres. The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006, and for the period from June 30, 2004 (date of inception) through December 31, 2006, included in the Company’s definitive prospectus in the registration statement on Form SB-2 as filed under Rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2007, its results of operations for the three months ended June 30, 2007 and 2006, and its results of operations and cash flows for the six months ended June 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception), through June 30, 2007. The results of operations for the three months and the six months ended June 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. The Company incurred losses of $171,977 and $302,209 during the three-month periods ended June 30, 2007 and 2006, respectively, and incurred losses of $382,286 and $530,473 and used $220,553 and $229,017 of cash in its operating activities during the six-month periods ended June 30, 2007 and 2006, respectively. Through June 30, 2007, the Company has accumulated a deficit during the exploration stage of $3,580,037. At June 30, 2007, the Company has a working capital deficit of $225,680 and stockholders’ equity of $2,161,931.

Management believes that the Company has insufficient funds to operate for the immediate future and pay for its share of the completion and drilling costs of the Cooke No. 6 well along with its share of current planned exploration costs, including the re-completion of one well and a two-dimensional seismic study on the Cooke Ranch. These current plans and our operation for the immediate future will require additional capital funding. The Company intends to continue to seek drilling opportunities on the acreage in which it has an interest, which would require the Company to obtain financing from external sources. Management believes it may acquire sufficient waivers of the penalties and interest owed investors for failure to timely complete the registration under the Securities Act of 1933 of the resale of certain outstanding common stock to eliminate its working capital deficit. If management fails to obtain sufficient waivers, the Company will have to rely on current production to cure the deficit, which will hamstring the expansion of the Company oil and gas activities.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at June 30, 2007. None of the 1,269,250 shares of common stock issuable upon exercise of warrants was included in the computation of diluted loss per share at June 30, 2006.

(B)	Oil and Gas Properties

In January 2007, the Fiedler No. 1 well was drilled on acreage outside of Cooke Ranch in which the Company has an interest. The Company conveyed its 75% interest in the Fiedler No. 1 40-acre drilling location to Bayshore, subject to the Company’s right to earn an 18.75% working interest by paying $123,112 in completion costs. Bayshore obtained drilling funding from other sources for 100% of the costs of drilling to total depth. The Company exercised its right to earn an 18.75% working interest and paid its share of completion costs in February 2007. The Fiedler well commenced production in July 2007.

(C)	Registration Payment Arrangement

In connection with a private placement offering of the Company’s common stock in April 2006, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provides that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering. The Company’s registration statement was declared effective on April 11, 2007. The Company has not paid such amounts, but intends to seek waivers of payment in connection with the funding and completion of the acquisition of the East Thirteen Field described in Note D.

In accordance with the Financial Accounting Standards Board (FASB) Staff Position on EITF 00-19 (FSP EITF 00-19-2), the Company has recognized an estimated liability of $434,466 (plus interest of $35,208 through June 30, 2007) for probable payments that will be payable under the registration rights agreement. During the three-month period ended March 31, 2007, the estimated liability for probable payments under the registration rights agreement was increased by $34,466 and was included in general and administrative expense.

(D)	Subsequent Events

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

The letter of intent provides the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due diligence. The letter of intent originally specified that the definitive agreement be negotiated and signed on or before July 1, 2007, but has been extended until on or before September 30, 2007. This transaction is subject to the negotiation and execution of a definitive agreement, the Company obtaining the required financing facility, the completion of audited financial statements and a third-party reserve report respecting the purchased properties, compliance with legal requirements, the satisfaction of representations, warranties and covenants, and other items, all to the satisfaction of the Company’s board of directors. Upon satisfactory completion of these conditions, the acquisition would expect to be closed during the fourth quarter of 2007.

The Company intends to fund this acquisition through the issuance of equity or debt securities, but has no funding commitment from any source.

Cooke Ranch No. 6 Well

Bayshore Exploration LLC reached total depth on the Cooke Ranch No. 6 well on the Cooke Ranch in La Salle County, Texas in July 2007. The Company has a 31.75% working interest in the Cooke No. 6 well. The Company’s share of drilling and completion cost is approximately $170,000, of which $38,163 was paid in July 2007. The balance of the Company’s share of drilling and completion costs is to be paid in the third quarter of 2007. Bayshore is now initiating completion efforts on the Cooke No. 6 well.

Issuance of Common Stock for Services

In August 2007, the Company issued a total of 200,000 shares of common stock to two individuals in connection with their appointment to the Company’s Technical Advisory Board. Additionally, the Company issued 150,000 shares of common stock to an individual in connection with an agreement to provide investor relations services.

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

The discussion of future events, including our business prospects, is subject to material risks and uncertainties and based on assumptions made by management. These risks include our ability to identify and negotiate transactions that provide the potential for future shareholder value, our ability to attract the necessary additional capital to permit us to take advantage of opportunities with which we are presented, and our ability to generate sufficient revenue such that we can support our current cost structure and planned future operations, as well as to pay prior liabilities incurred. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual events or results may differ materially from those discussed in the forward-looking statements.

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

•

We have no proved reserves, and any estimates we may make of quantities of proved oil and gas reserves we may have in the future and projected rates of production and the timing and results of development expenditures may prove inaccurate because of numerous uncertainties.

Historical Operations

We are a small oil and gas exploration and production company. In June 2005, we acquired our first working interest in an oil and gas property. The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005. We began production from another well in June 2006 and from two additional wells in late 2006. Through June 30, 2007, we have acquired additional interests in oil and gas properties and drilled three additional dry holes. For the period from June 30, 2004, the date of our inception, to June 30, 2007, we have recognized oil and gas revenues of $238,786. We have no proved reserves. We continue to be considered an exploration-stage company due to the absence of significant revenue.

During the first and second quarters of 2007, the area in which our producing wells were located received rainfall that restricted field access so the wells had to be shut in part of the period. We therefore produced only $23,405 in oil and gas revenues in the first quarter of 2007 and $20,976 in the second quarter. We expect that revenues will increase significantly with expected better weather. In the comparative quarters ended March 31, 2006 and June 30, 2006, the oil and gas revenues were $45,727 and $43,888, respectively. General and administrative cost increased from $93,493 to $170,602 for the three months ended June 30, 2007, and from $173,762 to $393,700 for the six months ended June 30, 2007. Most of the increase was attributable to completing the registration of the resale of outstanding securities in accordance with our registration rights agreement and compensation paid to our chief executive officer. There was no production from the Fiedler No. 1 well between March and June 2007 due to extremely rainy weather. Since July 2007, this well has produced an average of approximately 35 barrels of oil and 50 thousand cubic feet of natural gas per day.

For the period from June 30, 2004, the date of our inception, to June 30, 2007, we have incurred $3,885,615 of costs and operating expenses, principally consisting of an impairment loss of $1,739,545 on oil and gas properties, $1,065,234 of general and administrative expenses, and $1,024,075 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a grant to a director of options to purchase 375,000 shares of common stock, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services. The impairment loss of $1,739,545 was recognized at December 31, 2006, due to our determination that capitalized costs for wells drilled were in excess of the estimated present value of future cash flow from those wells.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations. In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features. Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes. This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a noncash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.” These charges totaled $957,372 through June 30, 2007.

               In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective. We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under FSP EITF 00-19-2. In accordance with FSP EITF 00-19-2, we have recorded an estimated liability of $434,466 (plus interest of $35,208 through June 30, 2007) for probable payments that will be payable under the registration rights agreement. The initial estimated penalty of $400,000 was charged against the proceeds from the offering, after recognizing a cumulative-effect adjustment to stockholders’ equity and specifically to retained earnings (deficit) on October 1, 2006, for the change in the method of accounting for the registration payment arrangement in accordance with FSP EITF 00-19-2. We have not paid such amounts, but intend to seek waivers of payment in connection with the proposed funding and completion of the acquisition of the East Thirteen Field described below.

As of June 30, 2007, we have acquired oil and gas properties with a carrying value of $2,407,308 through the payment of cash and the issuance of common stock, after the recognition of $1,739,545 in impairment loss as described above. At June 30, 2007, we had current assets of $463,781, principally consisting of cash and cash equivalents remaining from a private placement of our common stock, and had current liabilities of $689,461 consisting of accounts payable and the accrued registration rights penalties (and accrued interest) described above, resulting in a working capital deficit of $225,680.

Plan of Operations

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

The letter of intent provides the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due diligence. The letter of intent originally specified that the definitive agreement be negotiated and signed on or before July 1, 2007, but has been extended until on or before September 30, 2007. This transaction is subject to the negotiation and execution of a definitive agreement, our obtaining the required financing facility, the completion of audited financial statements and a third-party reserve report respecting the purchased properties, compliance with legal requirements, the satisfaction of representations, warranties and covenants, and other items, all to the satisfaction of our board of directors. Upon satisfactory completion of these conditions, we would expect to close the acquisition during the fourth quarter of 2007.

We intend to fund this acquisition through the issuance of equity or debt securities, but have no funding commitment from any source. Our top priority is to complete this acquisition by the end of the fourth quarter of 2007.

                 Other Operations

During the next 12 months, we will re-complete the Cartwright No. 1 well for approximately $107,000. We are also paying $20,000 to participate in a two-dimensional seismic survey on the Cooke Ranch, and $131,799.67 for the balance of our share of the drilling and completion costs on the Cooke No. 6 well. At June 30, 2007, we had cash of $406,000, which we expect to be insufficient to complete these items, including any reasonable cost overruns that may occur, as well as to pay our accounts payable. We will require additional capital funding to complete these items and pay our accounts payable. We also have an accrued liability of $470,000 for payments that would have to be paid to investors for failure or delay in registering the resale of securities. For a more detailed explanation, see Note 5 of the December 31, 2006, financial statements. To the extent selling security holders agree to waive any such penalties, the funds made available would be used for operations.

To the extent that we are successful in increasing production from our current interests and finding and producing new oil and gas sites, of which there is no assurance, proceeds from that activity would first be used to fund the East Thirteen Field acquisition and thereafter be added to our working capital reserves and be available to fund future exploration.

During 2006, we paid $305,000 for the additional acreage acquired to date in our lease expansion program being undertaken jointly with Bayshore adjacent to or nearby the Cooke Ranch. Obtaining additional acreage would require the expenditure of funds that we do not currently have. Our current level of cash required for general and administrative costs is generally funded by our share of production proceeds from producing wells. We intend to limit increases in general and administration expenses until and unless we have additional revenue from production.

We believe that we have insufficient funds to operate throughout the next 12 months and carry out our current plans to re-complete the Cartwright No. 1 well, pay our share of the two-dimensional seismic study, pay the balance of our share of the drilling and completion costs for the Cooke No. 6 well. These current plans and our operations throughout the next 12 months will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties such as the East Thirteen Field. We do not have funds to undertake any of these activities and would have to obtain funding from external sources. We believe that additional capital funding is available through private or public equity financing or perhaps bank financing. Success in the field will enhance our opportunities to obtaining financing, but we will probably need to obtain reserve reports and have sufficient length of production to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by antidilution provisions contained in the warrants we have issued. At this time, we have no financing arrangements in place.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2007, we issued 100,000 shares of common stock to each of Allen and Doug Howard for geological and technical advice to us, and 150,000 shares to Gordon Friesen for investor relation services. Prior to investing, we provided each investor with written materials containing business and financial information about us. All of such persons were accredited investors and had long-standing business relationships with our executive officers. Each transaction was the result of personal negotiations with one of our executive officers.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

PAXTON ENERGY, INC.
(Registrant)

Date: August 20, 2007	By:	/s/ Robert Freiheit
Robert Freiheit, President
(Chief Executive Officer and Chief Financial Officer)