Form 10QSB
period 2007-09-30
PAXTON ENERGY INC
filed 2007-11-19
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 23,386,139 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

☐	Yes	☒	No

PAXTON ENERGY, INC.

FORM 10-QSB

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of September 30, 2007, and December 31, 2006 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception) through September 30, 2007, and unaudited condensed statements of cash flows for the nine months ended September 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception) through September 30, 2007, together with unaudited condensed notes thereto. In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2006, included in its definitive prospectus in the registration statement on Form SB-2 as filed under Rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$ 196,880	$ 750,650
Accounts receivable	16,318	16,763
Prepaid expenses and other current assets	34,856	38,262
Total Current Assets	248,054	805,675

Property and Equipment, net of accumulated depreciation	3,078	3,206

Oil and Gas Properties, using full cost accounting	2,708,395	2,284,196

Total Assets	$ 2,959,527	$ 3,093,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 207,246	$ 86,062
Payable to Bayshore Exploration L.L.C.	225,865	32,941
Accrued registration right penalties and interest	484,941	407,778
Total Current Liabilities	918,052	526,781

Long-Term Asset Retirement Obligation	23,555	22,079

Stockholders’ Equity
Preferred stock, $0.001 par value; 5,000,000 shares,
authorized none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized,23,386,139 shares and 22,976,139 shares
issued and outstanding at September 30, 2007 and
December 31, 2006, respectively	23,386	22,976
Additional paid-in capital	7,137,377	6,785,287
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(4,076,548)	(3,197,751)
Total Stockholders’ Equity	2,017,920	2,544,217

Total Liabilities and Stockholders’ Equity	$ 2,959,527	$ 3,093,077

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period
					from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007

Oil and gas revenues	$ 27,043	$ 46,757	$ 71,424	$ 136,372	$ 265,829

Costs and Operating Expenses
Lease operating expenses	2,802	13,629	19,059	16,261	45,213
Production taxes	1,561	2,966	3,875	7,346	14,084
Impairment loss on oil and gas properties	-	-	-	-	1,739,545
Accretion of asset retirement obligation	492	43	1,476	134	2,319
General and administrative expense	155,220	61,794	548,920	235,556	1,220,454
Stock-based compensation	352,500	522,825	352,500	591,575	1,376,575
Total costs and operating expenses	512,575	601,257	925,830	850,872	4,398,190

Loss from operations	(485,532)	(554,500)	(854,406)	(714,500)	(4,132,361)

Other income (expense)
Interest income	4,288	17,904	18,306	33,100	61,882
Gain on derivative liability valuation	-	457,316	-	1,066,295	1,066,295
Interest expense	(15,267)	(329)	(42,697)	(37,605)	(114,992)
Interest expense from amortization of
discount on secured convertible notes
and other debt	-	-	-	(957,372)	(957,372)
	(10,979)	474,891	(24,391)	104,418	55,813

Net Loss	$ (496,511)	$ (79,609)	$ (878,797)	$ (610,082)	$ (4,076,548)

Basic and Diluted Loss Per
Common Share	$ (0.02)	$ -	$ (0.04)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,213,530	22,976,139	23,056,139	20,532,487

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2007	2006	September 30, 2007
Cash Flows From Operating Activities
Net loss	$ (878,797)	$ (610,082)	$ (4,076,548)
Adjustments to reconcile net loss to net
cash used in operating activities
Impairment loss on oil and gas properties	-	-	1,739,545
Stock-based compensation for services	352,500	591,575	1,376,575
Gain on derivative liability valuation	-	(1,066,295)	(1,066,295)
Interest expense from amortization of discount on
secured convertible notes and other debt	-	957,372	957,372
Accretion of asset retirement obligation	1,476	134	2,319
Depreciation expense	840	-	948
Changes in assets and liabilities:
Accounts receivable	445	(720)	(16,318)
Receivable from officer/stockholder	-	(67,122)	-
Prepaid expenses and other current assets	3,406	(42,023)	(34,856)
Accounts payable and accrued liabilities	121,184	29,079	207,246
Accrued registration right penalties and interest	77,163	-	77,163
Accrued interest	-	(16,816)	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(321,783)	(224,898)	(692,475)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(231,275)	(1,205,899)	(1,876,739)
Purchase of property and equipment	(712)	-	(4,026)
Net Cash Used In Investing Activities	(231,987)	(1,205,899)	(1,880,765)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	2,763,277	2,879,970
Proceeds from issuance of secured convertible notes
and other debt, and related beneficial conversion
features and common stock	-	455,000	680,000
Proceeds from issuance of demand note to stockholder	-	25,000	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	(414,600)	(414,600)
Payment of principal on notes payable to stockholder	-	(325,000)	(325,000)
Payment of principal on note payable	-	(75,250)	(75,250)
Net Cash Provided By Financing Activities	-	2,428,427	2,770,120
Net Increase (Decrease) In Cash And Cash Equivalents	(553,770)	997,630	196,880
Cash and Cash Equivalents At Beginning Of Period	750,650	132,859	-
Cash and Cash Equivalents At End Of Period	$ 196,880	$ 1,130,489	$ 196,880

Supplemental Schedule of Noncash Investing and Financing Activities—Note G.

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2006, and for the period from June 30, 2004 (date of inception) through December 31, 2006, included in the Company’s definitive prospectus in the registration statement on Form SB-2 as filed under Rule 424(b)(3) with the Securities and Exchange Commission on April 12, 2007. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2007, its results of operations for the three months ended September 30, 2007 and 2006, and its results of operations and cash flows for the nine months ended September 30, 2007 and 2006, and for the period from June 30, 2004 (date of inception), through September 30, 2007. The results of operations for the three months and the nine months ended September 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. The Company incurred losses of $496,511 and $79,609 during the three-month periods ended September 30, 2007 and 2006, respectively, and incurred losses of $878,797 and $610,082 and used $321,783 and $224,898 of cash in its operating activities during the nine-month periods ended September 30, 2007 and 2006, respectively. Through September 30, 2007, the Company has accumulated a deficit during the exploration stage of $4,076,548. At September 30, 2007, the Company has a working capital deficit of $669,998 and stockholders’ equity of $2,017,920.

Management believes that the Company has insufficient funds to operate for the immediate future and pay for its share of the completion and drilling costs of the Cooke No. 6 and No. 2 wells along with its share of current planned exploration costs, including the re-completion of one well and a two-dimensional seismic study on the Cooke Ranch. These current plans, any future exploration of drilling operations that may be identified, and the Company’s operation for the immediate future will require additional capital funding. Management believes it may acquire waivers of a portion of the penalties and interest owed investors for failure to timely complete the registration under the Securities Act of 1933 of the resale of certain outstanding common stock, which would correspondingly improve working capital. In any event, the Company will require funding from external sources.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations. None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at September 30, 2007 or 2006.

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

In September 2007, drilling of the Cooke No. 6 was completed and was awaiting completion of pipeline tie-ins to the Cooke No. 3 compressor station, which is being upgraded. The Company has a 31.75% working interest in the Cooke No. 6 well. The Company’s share of the drilling and completion costs for the Cooke No. 6 well was $260,337, of which $93,163 had been paid at September 30, 2007.

The Company’s share of these related costs for the Cooke No. 2 well was $40,750, of which $15,000 had been paid at September 30, 2007. The well has been completed for production, which will contribute to production revenue during the last quarter of 2007. The Cooke Nos. 3 and 5 wells have been completed for production, but are not currently producing.

(C)	Registration Payment Arrangement

In connection with a private placement offering of the Company’s common stock in April 2006, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provides that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering. The Company’s registration statement was declared effective on April 11, 2007. The Company has not paid such amounts, but intends to seek waivers of payment if and when it believes its level of production and working capital and exploration prospects demonstrate improved financial viability of the Company.

In accordance with the Financial Accounting Standards Board (FASB) Staff Position on EITF 00-19 (FSP EITF 00-19-2), the Company has recognized an estimated liability of $434,466 (plus interest of $50,475 through September 30, 2007) for probable payments that will be payable under the registration rights agreement. During the three-month period ended March 31, 2007, the estimated liability for probable payments under the registration rights agreement was increased by $34,466 and was included in general and administrative expense.

(D)	Issuance of Common Stock for Services

In August 2007, the Company issued a total of 200,000 shares of common stock to two individuals in connection with their appointment to the Company’s Technical Advisory Board to provide geological advisory services. These services were valued and recorded at $180,000, or $0.90 per share.

Additionally, as further described in Note E to these condensed financial statements, the Company issued 150,000 shares of common stock in August 2007 to an individual and affiliated entity in connection with an agreement to provide investor relations services. These services were valued and recorded at $127,500, or $0.85 per share.

Furthermore, the Company issued 60,000 shares of common stock in August 2007 to another individual in connection with an agreement to provide investor relations services. These services were valued and recorded at $45,000, or $0.75 per share.

(E)	Consulting Services Agreement

On August 1, 2007, the Company entered into a consulting services agreement to obtain approximately 30 hours of corporate communications services each week. The consulting agreement was for a term of six months with a possible six-month extension. The consultant will provide services in the dissemination of information prepared by the Company and will advise the Company in the preparation of press releases. The consultant’s base fee was paid by the issuance of 50,000 shares of restricted common stock, issued in advance. Additionally, the consulting agreement provided that the consultant receive a signing bonus of $5,000 and 100,000 shares of restricted common stock on the effective date of the consulting agreement, for a total of 150,000 shares issued under the consulting agreement. The consulting agreement may be terminated by either party in the event of material breach, willful noncompliance, fraud or serious neglect or misconduct, or bankruptcy. As described in Note D to these condensed financial statements, the Company issued 150,000 shares of restricted common stock during the three months ended September 30, 2007, under the consulting agreement.

(F)	Letter of Intent to Acquire East Thirteen Oil Field

On May 9, 2007, the Company signed a letter of intent to purchase all of the stock of a privately held corporation owning certain producing interests, principally in the East Thirteen Field, located in Frio and Dimmit Counties, Texas, for $5.3 million in cash and 500,000 shares of the Company’s common stock. The letter of intent proposed the fundamental terms for the purchase by the Company of working interests in 17 gross (nine net) producing oil and gas wells and the associated proven undeveloped locations and undrilled acreage. The letter of intent provided the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due diligence. The letter of intent originally specified that the definitive agreement be negotiated and signed on or before July 1, 2007, but had been extended until on or before September 30, 2007. The Company has suspended efforts to complete this acquisition until and unless required financing can be arranged on acceptable terms and the Company approves field purchase terms based on current oil and gas reserve engineering, current pricing, and prospect evaluation.

(G)	Supplemental Cash Flow Information

During the nine months ended September 30, 2007, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the nine months ended September 30, 2007, $192,924 was financed by Bayshore on open account at September 30, 2007.

During the nine months ended September 30, 2006, the Company had the following noncash investing and financing activities:

•	Issued 350,000 shares of common stock to the president of the Company in satisfaction of a $122,500 obligation for compensation for the year ended December 31, 2005;

•

Issued $919,000 of secured convertible promissory notes, a $761,554 beneficial conversion option and 183,800 shares of common stock upon the conversion of $464,000 of demand promissory notes and $10,096 of accrued interest and for cash proceeds of $455,000;

•	Secured convertible promissory notes in the amount of $919,000 were converted into 2,625,723 shares of common stock in April 2006;

•	$300,000 of demand promissory notes were converted into 120-day promissory notes and a $38,372 beneficial conversion option;

•	The Company issued 400,000 shares of common stock valued at $915,000 to Bayshore in connection with the acquisition of oil and gas properties.

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

Readers are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	the availability of funding from external sources on terms acceptable to us for planned exploration, development, or acquisitions;

•	the ability of our management to develop and execute an effective exploration, development, and acquisition plan;

•

the ability of third-party project operators and contractors to identify suitable prospects and conduct required operations effectively and economically and in accordance with contractual requirements;

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

Risk Factors

•

We are suffering extreme shortages of working capital, which we need in order to meet past-due accrued liabilities and pay for our share of drilling and completion costs of the Cooke No. 6 and No. 2 wells, and do not have funds for further field activities or acquisitions.

•

As of September 30, 2007, we had no proved oil and gas reserves and for the quarter ended September 30, 2007, had oil and gas revenues of $27,043, notwithstanding oil and gas capitalized costs and impairment loss totaling $4,400,000 since inception.

•	We cannot assure that our strategy of relying on Bayshore to identify exploration projects and conduct or manage field activities is or will be successful.

•

We have no officer, director, or employee with any formal oil and gas exploration or engineering education or training and will be required to rely on the expertise of consultants or Bayshore or other operators or contractors whose interests will not be fully aligned with our own.

•	Notwithstanding our limited oil and gas exploration success to date, we may continue to rely on the expertise of Bayshore, whose interests may not always be aligned with ours.

•

We are not the operator of any of the properties in which we have an interest and on which we plan to continue to devote substantially all of our financial and other resources in drilling and related activities, so we are dependent on the financial and technical resources, initiative, and management of the operator, Bayshore.

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

•

We do not maintain insurance to cover operational hazards, but rely on our agreements that require the operator of the properties in which we have an interest to maintain $1.0 million workers’ compensation, $1.0 million employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, and $5.0 million bodily injury and property damage insurance coverage.

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

Historical Operations

We are a small oil and gas exploration and production company. In June 2005, we acquired our first working interest in an oil and gas property. The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005. We began production from another well in June 2006 and from two additional wells in late 2006. Through September 30, 2007, we had acquired additional interests in oil and gas properties and drilled three additional dry holes. For the period from June 30, 2004, the date of our inception, to September 30, 2007, we recognized oil and gas revenues of $265,829. We have no proved reserves. We continue to be considered an exploration-stage company due to the absence of significant revenue.

During 2007, the area in which our producing wells were located received rainfall that restricted field access during the first part of 2007, so the wells had to be shut in part of the period. We therefore produced only $27,043 and $71,424 in oil and gas revenues during the three and nine months ended September 30, 2007, respectively. We expect that revenues will increase significantly with expected better weather and improved operating conditions. In the three- and nine-month comparative periods of 2006, oil and gas revenues were $46,757 and $136,372, respectively.

General and administrative cost increased to $155,220 for the three months ended September 30, 2007, as compared to $61,794 for the same period in the previous year, and to $548,920 for the nine months ended September 30, 2007, as compared to $235,556 for the same period in the previous year. The principal cause of the increase was attributable to completing the registration of the resale of outstanding securities in accordance with our registration rights agreement, compensation paid to our chief executive officer, consulting services, and director and officer insurance.

For the period from June 30, 2004, the date of our inception, to September 30, 2007, we incurred $4,398,190 of costs and operating expenses, principally consisting of an impairment loss of $1,739,545 on oil and gas properties, $1,220,454 of general and administrative expenses, and $1,376,575 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a grant to a director of options to purchase 375,000 shares of common stock, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services. The impairment loss of $1,739,545 was recognized at December 31, 2006, due to our determination that capitalized costs for wells drilled were in excess of the estimated present value of future cash flow from those wells.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations. In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features. Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes. This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a noncash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.” These charges totaled $957,372 through September 30, 2007.

            In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective. We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under FSP EITF 00-19-2. In accordance with FSP EITF 00-19-2, we recorded an estimated liability of $434,466 (plus interest of $50,475 through September 30, 2007) for probable payments that will be payable under the registration rights agreement. The initial estimated penalty of $400,000 was charged against the proceeds from the offering, after recognizing a cumulative-effect adjustment to stockholders’ equity and specifically to retained earnings (deficit) on October 1, 2006, for the change in the method of accounting for the registration payment arrangement in accordance with FSP EITF 00-19-2. We have not paid such amounts, but intend to seek waivers of payment if and when we believe our level of production and working capital and exploration prospects demonstrate our improved economic viability.

As of September 30, 2007, we had acquired oil and gas properties with a carrying value of $2,708,395 through the payment of cash, the issuance of common stock, and a short-term liability to Bayshore Exploration L.L.C., after the recognition of $1,739,545 in impairment loss as described above. At September 30, 2007, we had current assets of $248,054, principally consisting of cash and cash equivalents remaining from a private placement of our common stock, and had current liabilities of $918,052 consisting of accounts payable, payable to Bayshore, and the accrued registration rights penalties (and accrued interest) described above, resulting in a working capital deficit of $669,998. Any waiver by the stockholders of the registration rights penalties and interest would correspondingly improve working capital.

Plan of Operations

General Operations

During the nine months ended September 30, 2007, we incurred a net loss of $878,797, which increased our loss since inception to $4,076,548. During the nine months ended September 30, 2007, we used net cash of $321,783 for operations and $231,987 for investing activities, principally for the acquisition of oil and gas properties. From inception through September 30, 2007, we used cash of $692,475 for operations and $1,880,765 for investing activities. At September 30, 2007, we had a working capital deficit of $669,998. Accordingly, there is substantial doubt about our ability to continue as a going concern. Following is management’s plan of operation.

During the next 12 months, we will, to the extent of available funds, seek to complete the facilities necessary to place the Cooke No. 6 and No. 2 wells into production, re-complete the Cartwright No. 1 well for approximately $107,000, and pay $20,000 to participate in a two-dimensional seismic survey on the Cooke Ranch. At September 30, 2007, we had cash of $197,000, which will be insufficient to complete these items, including any reasonable cost overruns that may occur, or pay our accounts payable. Our working capital deficit at September 30, 2007, includes $485,000 in accrued registration rights penalties and interest, which we may seek to have waived when we believe our level of production and working capital and exploration projects demonstrate our improved economic viability, and $226,000 payable to Bayshore, the field operator of our properties and a principal stockholder, which we do not intend to pay pending the completion of an independent review of Bayshore’s previous performance and billings under our agreements. Notwithstanding our nonpayment in the foreseeable future of the registration rights penalties and interest and amounts due Bayshore aggregating $711,000 at September 30, 2007, we will require additional funding to complete proposed field activities and pay our past due and current accounts payable. To the extent selling security holders agree to waive any such penalties, the funds made available would be used for operations.

In late August 2007, we changed our principal oil field production contractor for the Cooke Ranch wells. We intend to review our recent drilling, completion, and production activities to assure that Bayshore, the operator, as well as other contractors, service providers, and oil and gas purchasers have complied with the terms of their agreements and that we have received the goods and services for which we have been billed and the proceeds for oil that we have delivered. As part of this effort, we intend to engage qualified third parties to review production from the wells in which we have an interest to assure that we obtain full oil recovery and payment. We cannot predict whether the foregoing review will result in cost recoveries or production increases.

To the extent that we are successful in increasing production from our current interests, revenue would first be used to reduce accrued liabilities, fund facilities necessary to place the Cooke No. 6 and No. 2 wells into production, and undertake other limited exploration.

We have insufficient funds to operate throughout the next 12 months or to carry out our current plans to re-complete the Cartwright No. 1 well, pay our share of the two-dimensional seismic study, and pay the drilling and completion costs for the Cooke No. 6 and No. 2 wells, some of which have already been incurred. These current plans and our operations throughout the next 12 months will require additional capital funding. We intend to continue to seek drilling opportunities on the acreage in which we currently have an interest or in other acreage and to consider the possible acquisition of producing properties such as the East Thirteen Field, all depending on the availability of required funding from external sources. We cannot predict that additional capital funding will be available through private or public equity financing or perhaps bank financing, or if available, that terms would be acceptable to us. Success in the field will enhance our opportunities to obtaining financing, but we will probably need to obtain reserve reports and have a sufficient length of production substantially in excess of current levels in order to obtain favorable financing arrangements. Furthermore, outside events such as the price of oil, the condition of the securities markets, and interest rate levels could affect our ability to obtain financing. Our ability to obtain financing may also be affected by antidilution provisions contained in the warrants we have issued. At this time, we have no financing arrangements in place.

Suspension of Possible Acquisition of Producing Properties

On May 9, 2007, we signed a letter of intent to purchase all of the stock of a privately held corporation owning certain producing interests in 17 gross (nine net) producing oil and gas wells and the associated proven undeveloped locations and undrilled acreage, principally in the East Thirteen Field, located in Frio and Dimmit Counties Texas, for $5.3 million in cash and 500,000 shares of our common stock. The letter of intent originally specified that the definitive agreement be negotiated and signed on or before July 1, 2007, but was extended until on or before September 30, 2007.

We intended to fund this acquisition through the issuance of equity or debt securities, but had no funding commitment from any source. Our top priority is to complete this acquisition by the end of the fourth quarter of 2007. We have suspended efforts to complete this acquisition until and unless required financing can be arranged on acceptable terms and we approve field economics based on current oil and gas reserve engineering, current pricing, and prospect evaluation.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2007, we issued 100,000 shares of restricted common stock to each of Allen and Doug Howard for geological and technical advice to us, 150,000 restricted shares to Gordon Friesen and 658800 B.C. Ltd. for investor relation services, and 60,000 restriced shares to New Media Advisors for investor relation services. All of such persons were accredited investors and had long-standing business relationships with our executive officers. All shares certificates evidencing such securities bear the appropriate restrictive legend, and stop transfer instructions have been lodged on the share transfer records. Each transaction was the result of personal negotiations with one of our executive officers.

All such securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.18	Consulting Services Agreement Amended between Paxton Energy, Inc., and Gordon Friesen and 658800 B.C. Ltd	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.
(Registrant)

Date: November 19, 2007	By:	/s/ Robert Freiheit
Robert Freiheit, President
(Chief Executive Officer and Chief Financial Officer)