Form 10KSB
period 2007-12-31
PAXTON ENERGY INC
filed 2008-04-16
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 000-52590

PAXTON ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	20-5081381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2533 North Carson Street, Suite 6232 Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

775-841-5049
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year.  $102,487.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of March 26, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $3,415,818.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of December 31, 2007, issuer had 23,586,139 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  The definitive proxy statement for the 2008 annual meeting of stockholders is incorporated by reference into Part III.
Transitional Small Business Disclosure Format:  Yes  ☐     No  ☒

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	whether we will be able to discover and produce oil or gas in commercial quantities from any exploration prospect;

•	whether the quantities of oil or gas we discover will be as large as our initial estimate of an exploration target area’s gross unrisked potential;

•	whether actual exploration risks will be consistent with our forecasts;

•	future drilling and other exploration schedules and sequences for wells and other activities;

•	the future results of drilling individual wells and other exploration and development activities;

•	future variations in well performance as compared to initial test data;

•	the ability to economically develop and market discovered reserves;

•	the prices at which we may be able to sell oil or gas;

•	uncertainties inherent in estimating quantities of proved reserves and actual production rates and associated costs;

•	future events that may result in the need for additional capital;

•	the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

•	our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities;

•	future plans and the financial and technical resources of industry or financial participants;

•	other factors that are not listed above.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Nature of Business

Paxton Energy, Inc., is a small oil and gas exploration and production company with a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.

We have working interests ranging from 9% to 31.75% (net revenue interests ranging from 6.8875% to 23.8125%) in the various wells in which we have participated.  A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property.  Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit.  After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned.  A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest.  It is the percentage of production that each party actually receives.

Organization

We were incorporated in Nevada on June 30, 2004.  At that time, we issued to our founder 10,000,000 shares of common stock (after giving effect to the immediate cancellation of 41,000,000 shares) and 5,000,000 shares to another stockholder for cash.  On August 25, 2004, a group of investors obtained the controlling interest in our company by purchasing 14,650,000 of the 15,000,000 shares then issued and outstanding, the initial officer and director resigned, and on that date, Robert Freiheit, our current president and a director, who purchased 7,500,000 of the outstanding shares transferred, was appointed as sole director and president.

In mid-2005, we initiated oil and gas exploration activities by acquiring for cash and common stock a working interest in the Cooke No. 3 test well to be drilled on the Cooke Ranch in La Salle County, Texas.  We have subsequently expanded our La Salle County, Texas working interests.

Business

We are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, operated by Bayshore.

We have working interests ranging from 9% to 31.75% (net revenue interests ranging from 6.8875% to 23.8125%) in the various wells in which we have participated.  During 2007, we participated in the drilling of two additional wells, the Fiedler No. 1 and Cooke No. 6 wells, the re-working of the Cooke No. 5 well, and the re-entering and completion of the Cooke No. 2 well.  The Fiedler No. 1 well began production in May 2007, had to be re-worked and is currently back in production.  The Cooke No. 6 well began production in September 2007 and is currently producing.  The McDermand No. 1 was determined to be dry, and was plugged and abandoned.   The Cooke No. 5 well began initial production in February 2007, but had operational issues and was shut-in before being subsequently re-worked and put back into production.   The Cooke No. 5 well is currently producing.  We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007.  The Cooke No. 2 well is currently producing.  In December 2007, we had an aggregate of 1.1575 net producing wells with aggregate net production of approximately 523 thousand cubic feet, or Mcf, of gas and 230 barrels of oil per month.

We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, except the McDermand No. 1 exploratory well, which was plugged and abandoned, to increase production and establish reserves.  We have issued an aggregate of 907,000 shares of common stock to Bayshore or its principal, Jamin Swantner, as partial consideration for various exploration rights, along with 100,000 shares for advisory services, so that together with an additional 50,000 shares they have acquired privately, they are now the owners of approximately 4.5% of our issued and outstanding stock.  From our inception through December 31, 2007, we have paid Bayshore $176,800 in cash as additional consideration for exploration rights, $81,023 for seismic studies, $2,342,767 for well drilling and completion costs, and $305,000 to acquire additional exploration rights and leasehold near the Cooke Ranch.

On May 9, 2007, we signed a letter of intent to purchase all of the stock of a privately held corporation owning certain producing interests, principally in the East Thirteen Field, located in Frio and Dimmit Counties, Texas, for $5.3 million in cash and 500,000 shares of the Company’s common stock.  The letter of intent proposed the fundamental terms for the purchase by the Company of working interests in 17 gross (nine net) producing oil and gas wells and the associated proven undeveloped locations and undrilled acreage.  The letter of intent provided the basis for a definitive agreement to be negotiated and signed, subject to specified conditions and satisfactory due diligence.  The letter of intent originally specified that the definitive agreement be negotiated and signed on or before July 1, 2007, but had been extended until on or before September 30, 2007.  We have abandoned efforts to complete this acquisition.

We may diversify our opportunities and risk by seeking working interests in other prospects, relying on the experience and expertise of other operators, rather than building an internal exploration capability.  We will need to obtain additional funding to carry out such activities.

Business Strategy

The execution of any strategy for the future benefit of the company will require additional funds which we do not currently possess.  If we are able to raise such necessary additional funds, our strategy is to expand our additional working interest holdings in the area surrounding the Cooke Ranch in an effort to increase our production and cash flow and build reserves through exploration and development drilling.  The principal components of our business strategy are:

•
Rely on the Exploration Expertise of Others.  We will continue to rely on the technical expertise and experience of the operator of the properties in which we have an interest, consultants, and others in order to reduce our ongoing general and administrative expenses.

•
Focus on the Cooke Ranch Area.  We believe we can best use our limited financial and other resources by continuing to focus on the Cooke Ranch area in La Salle County, Texas, where the operator of the properties in which we have an interest and other service firms and consultants with which we have worked have experience and expertise.

•
Balance Our Opportunities.  While we intend to continue to focus on the Cooke Ranch area for our core operations in the near term, we intend to diversify and balance our exploration opportunities and our risk profile by seeking additional exploration or development opportunities in other areas in which we might be able to team with operators having experience and expertise.

Previous Exploration on the Cooke Ranch

In 1959, Pan American Petroleum Company established production from the Edwards formation at approximately 10,300 to 10,900 feet on oil and gas leases on the 8,883-gross-acre Cooke Ranch.  These wells are still producing.  Beginning in 1983, Bayshore became involved with the Cooke Ranch leases and drilled, completed, and produced over 25 wells located in the Edwards and Wilcox formations at 10,300-10,900 and 4,100-5,500 feet, respectively, and in 2004, in the Olmos formation at approximately 7,900 feet.  Bayshore is owned and managed by Jamin Swantner, an independent petroleum geologist with over 26 years of experience in evaluating, developing, drilling, and producing oil and gas prospects along the Texas and Louisiana gulf coast for Bayshore and Jamin Energy, Inc.

Recent Activities

Cooke No. 3 Well

As a result of agreements reached in 2005 and 2006, we have retained a 9% working interest (6.8875% net revenue interest) in the Cooke No. 3 well, and an 11.75% working interest (8.8125% net revenue interest) in the balance of the 8,843-acre Cooke Ranch leases outside the Cooke No. 3 well and 40-acre drilling site.

The proposed Cooke No. 3 well 21,000-foot Smackover test was commenced in July 2005.  After drilling to about 17,500 feet, the operator, Bayshore, recommended to the working interest owners to cease drilling operations, thereby enabling the balance of the operating funds to be allocated to attempt to complete the well at a depth of approximately 6,800 feet in the Escondido formation.  The Cooke No. 3 was completed as an oil well in the Escondido formation from 6,612 to 6,662 feet in November 2005.  It had an initial flow rate during a sustained test of 24 hours at the average rate of 188 barrels of oil per day and 250 Mcf of gas on a 14/64 inch choke.  During 2007, this well produced oil at an average rate of 870     gross barrels per month and gas at an average rate of 5,800 Mcf per month.

In an effort to increase production from deeper reservoirs, in February 2008, we began operations to test this well in the Pearsall formation at approximately 13,100 feet.  During the original drilling of the Cooke No. 3 in 2005, drilling encountered over 600 feet of Pearsall formation, which the operators believed warranted a further test.  Due to re-entry difficulties encountered during those operations, however, we have decided to re-complete the well in the Escondido formation and review our options to test the Pearsall formation at 1300 feet at a later date.  As of March 31, 2008, the Cooke No. 3 well had been re-completed and is producing from the Escondido formation at an initial rate of 870 gross barrels of oil per month and 5800 gross Mcf per month. During 2007, this well produced oil at an average gross rate of 870 barrels per month and gas at an average gross rate of 5,800 Mcf per month.

Cooke No. 5 Well

The Cooke No. 5 well, located approximately 1,200 feet northwest of the Cooke No. 3 initial well, reached a total depth of 6,850 feet on September 3, 2006.  Bayshore completed this well for production in an approximately 200-foot section in the Escondido formation below a depth of approximately 6,650 feet and in November 2006 initiated production as it completes the installation of a tank battery and gas-gathering system and pipeline connection.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 5 well.  We did not receive revenue from this well until after December 31, 2006.  During 2007, this well produced oil at an average rate of 50-100 barrels of oil per month and gas at an average rate of 50 Mcf per month.  The Cooke No. 5 well began initial production in February 2007, but had operational issues and was shut-in before being subsequently re-worked and put back into production.  As of March 31, 2008, the Cooke No. 5 well was producing oil at a rate of 290 gross barrels per month.

Cooke No 2 Well

On October 12, 2006, we reached an agreement with Bayshore to bear 25% of the actual costs of re-completing the Cooke No. 2 well on the Cooke Ranch, estimated at approximately $500,000 for 100% of the working interest, in order to acquire a 25% working interest (17.5% net revenue interest) in the well and related 160 gross-acre drilling site.  Bayshore re-completed the well in an approximately 45-foot section at a depth of approximately 6,400-6,445 feet in the Escondido formation and in November 2006 initiated production as it completed the installation of a tank battery and construction of gas-gathering system and an approximately 4,000-foot pipeline connection.  We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007.  As of March 31, 2008, the Cooke No. 2 well was producing oil at a rate of 290 gross barrels per month and 1450 gross Mcf per month.  During 2007, this well produced oil at an average rate of 58-82 barrels per month and gas at an average rate of 100-125 Mcf per month.

Fiedler No. 1 Well

In January 2007, we entered into an agreement to drill our first well on acreage that we had obtained under our program to acquire exploration rights outside but nearby the Cooke Ranch.  As part of our agreement regarding this well, we conveyed our 75% working interest in the 40-acre drilling location to Bayshore, which obtained drilling funding from others that provided 100% of the cost to drill the Fiedler No. 1 well to total depth, subject to our right to acquire an 18.75% working interest in the well, which we have exercised by paying $123,113 in completion costs.  We now hold a 18.75% working interest (14.0625% net revenue interest) in this well.  We continue to hold a 75% working interest in the 600 gross acre balance of the Fiedler lease, which will continue in force without annual lease payments if the Fiedler No. 1 well is productive.  The Fiedler No. 1 well commenced production in July 2007 but due to mechanical problems had to be subsequently reworked and placed back into production.   As of March 31, 2008, the Fiedler No. 1 well was producing oil at a rate of 290 gross barrels per month.   During 2007, this well produced oil at an average rate of 50-100 barrels per month and gas at an average rate of 50-100 Mcf per month.

Cooke No. 6 Well

In September 2007, drilling of the Cooke No. 6 well was completed.  The Cooke No. 6 well began production in September 2007.  As of March 31, 2008, the Cooke No. 6 well was producing oil at a rate of 580 gross barrels per month and gas at a rate of 1450 gross Mcf per month.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 6 well.  Our share of the drilling and completion costs for the Cooke No. 6 well were $260,337, of which $93,163 had been paid as of March 31, 2008.  During 2007, this well produced oil at an average rate of 230 barrels per month and gas at an average rate of 520 Mcf per month.

McDermand Lease

In 2006, we participated in the McDermand No. 1 well in the South Nome Field in Jefferson County, Texas.  Target depth was reached in late December 2006, but the well was dry and was subsequently plugged and abandoned.  We have no further obligation under this participation, except that we would have the right to participate with a 10% working interest in any further operations that may be proposed.  We do not anticipate that further activities will be conducted in the foreseeable future on this prospect.

Oil and Gas Sales

Oil from the wells is placed into tank batteries and picked up by one of several purchasers in the area as required.  During 2007 and 2006, all of our oil, which accounted for approximately $68,000 and $129,000 of our revenues, in 2007 and 2006 respectively, and all of our gas, which accounted for approximately $34,000 and $41,000 of our revenues in 2007 and 2006 respectively, was sold on our behalf by Alamo Operating Company, L.C., through mid-2007.  Since that time, our oil and gas has been sold on our behalf by Bayshore.

A sweet gas and sour gas pipeline runs through the Cooke Ranch with adequate excess capacity to handle foreseeable production from wells that we might drill.  “Sour gas” is a natural gas containing small amounts of hydrogen sulfide (H2S) and carbon dioxide (CO2), while “sweet gas” is a natural gas that does not contain hydrogen sulfide or significant quantities of carbon dioxide.  A “sweet gas and sour gas pipeline” can carry both of these types of natural gas.

In 2007, we participated in activities related to the following wells, with the interests and results indicated as of March 31, 2008:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	9.0000%	6.8875%	6,660	Escondido	Producing.
Cooke No. 6	31.7500	23.8125	6,671	Escondido	Producing.
Cooke No. 2	25.0000	17.5000	6,400	Escondido	Recompleted and Producing.
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Reworked and Producing.
Fiedler No. 1	18.7500	14.0625	8,170	Olmos	Reworked and Producing.

Lease Expansion Program

In 2006 we entered into two agreements with Bayshore for the acquisition of oil and gas exploration rights on acreage adjacent to or nearby the Cooke Ranch.  Under these two 2006 agreements,  we have issued  100,000 shares of common stock and paid an aggregate of $305,000 for a 75% working interest (56.25% net revenue interest) in 2,268 gross acres.  We had no leasing activities in 2007.   In the future, we plan to acquire additional leaseholds where appropriate for our financial benefit. This would require raising significant funds which we currently do not possess.

Drilling and Seismic Program

Bayshore has identified additional drilling sites on the Cooke Ranch, and we anticipate that Bayshore will identify additional drilling tests in which we will participate, subject to obtaining additional funding.

Under our joint venture agreement with Bayshore, we have the right to participate with a 31.75% working interest, or a 23.8125% net revenue interest, in all further drilling on the 8,883-acre Cooke Ranch leases, excluding our initial Cooke No. 3 well.  We would have a right to participate with a 75% working interest in drilling on any additional working interest acreage we are acquiring adjacent to the Cooke Ranch.  We have no obligations or commitments respecting these rights unless we elect to participate in specific activities proposed by Bayshore as operator.

We will need to obtain additional funding to participate in additional drilling.

Drilling Activities

The following table sets forth the wells drilled and completed by us during 2007 and 2006, respectively:

	2007		2006
	Gross	Net	Gross	Net
Development Wells:
Producing	--	--	--	--
Nonproducing	--	--	--	--
Total	--	--	--	--

Exploratory Wells:
Discoveries	4.0	1.1	3.0	0.7
Exploratory Dry Holes	--	--	3.0	0.6
Total	4.0	1.1	6.0	1.3

Productive Wells and Acreage

As of December 31, 2007, we had interests in productive wells as follows:

	Wells		Acreage		Average Daily Production (1)
	Gross	Net	Gross	Net	Gross		Net

Oil(2)	4	1.1	200	36	48		7.6
Gas	1	0.3	40	10	290	(3)	17.4	(3)
_______________
(1)	Average daily oil production is expressed in barrels of oil per day. Average daily gas production is expressed in thousands of cubic feet per day.
(2)	Wells producing both oil and gas were counted as oil wells.
(3)	Cumulative gas production from all wells was included in the average daily production of the single well producing predominantly gas.

All of the above wells are located in LaSalle County, Texas.

Wells and Acreage

The following table sets forth our gross and net acres of developed and undeveloped oil and gas leases as of December 31, 2007 and 2006, respectively:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
December 31, 2007	240	59.0	10,912	3,465
December 31, 2006	160	29.0	11,151	3,393

Production, Transportation, and Marketing

Our share of the oil produced is sold at posted field prices to an unaffiliated purchaser.  Posted prices are generally competitive among crude oil purchasers.  Our crude oil sales contracts may be terminated by either party upon 30 days’ notice.

No Proved Reserves

As of December 31, 2007, we have no proved reserves.

Operational Hazards and Insurance

We explore, drill for, and produce oil and gas, and as such, our operations are subject to the usual hazards incident to the industry.  These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.

We do not maintain insurance to cover operational hazards, but rely on the insurance that Bayshore is required to maintain under our agreements.  The operator of the wells in which we have interests is required to maintain $1.0 million worker’s compensation, $4.0 million employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, bodily injury, and property damage insurance coverage for joint operations on areas in which we have interests.  Insurance in these amounts is in force respecting our operations, and we are an insured as the owner of a non-operating interest in these activities.  The independent contractors that conduct drilling, geophysical, or other activities are required to maintain insurance coverage for their operations.  We cannot assure that we could obtain or that Bayshore or our contractors will be able to continue to obtain insurance coverage for current or future activities.  Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.

The insurance maintained by Bayshore or our contractors does not cover all of the risks involved in oil and gas exploration, drilling, and production and, if coverage does exist, may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance may not be available at economical rates, the respective insurance policies may have limited coverage and other factors.  For example, insurance against risks related to violations of environmental laws is not maintained.  The occurrence of a significant adverse event that is not fully covered by insurance could have a materially adverse effect on us.  Further, we cannot assure that adequate levels of insurance will be maintained for our benefit in the future at rates we consider reasonable.

Government Regulation

United States - State and Local Regulation of Drilling and Production

Our exploration and production operations are subject to various types of regulation at the federal, state, and local levels.  Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells.  Our operations are also subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil and gas properties.  In this regard, Texas, like many states, allows the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases.  In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production.  The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells and to limit the number of wells or the locations that we can drill.

Production of any oil and gas by us is affected to some degree by state regulations, some of which regulate the production and sale of oil and gas, including provisions regarding deliverability.  Such statutes and related regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir.  State authorities also frequently regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Environmental Regulations

The federal government and Texas, as well as local governments, have adopted laws and regulations regarding the control of contamination of the environment.  These laws and regulations generally require the acquisition of a permit by operators before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from our operations.  These laws and regulations generally increase the costs of drilling and operation of wells.

We may be held liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990.  In addition, we may be subject to other civil claims arising out of any such incident.  As a working interest owner, we are also subject, as with any owner of property, to clean-up costs and liability for toxic or hazardous substance that may exist on or under any of our properties.  We believe that the operator of our properties is in compliance in all material respects with such laws, rules, and regulations and that continued compliance will not have a material adverse effect on our operations or financial condition.  Furthermore, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors in the oil and gas industry.

The Comprehensive Environmental Response, Compensation and Liability Act, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances.  Such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health damages or studies.  Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The Resource Conservation and Recovery Act and related regulations govern the generation, storage, transfer, and disposal of hazardous wastes.  This law, however, excludes from the definition of hazardous wastes “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy.”  Because of this exclusion, many of our operations are exempt from these regulations.  Nevertheless, we must comply with these regulations for any of our operations that do not fall within the exclusion.

The Oil Pollution Act of 1990 and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills.  The Oil Pollution Act of 1990 establishes strict liability for owners of facilities that are the site of a release of oil into “waters of the United States.”  While liability more typically applies to facilities near substantial bodies of water, at least one district court has held that liability can attach if the contamination could enter waters that may flow into navigable waters.

Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future, such as proposals made in Congress, and at the state level from time to time that would reclassify certain oil and natural gas exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent and costly handling, disposal, and clean-up requirements.  The impact of any such changes, however, would not likely be any more burdensome to us than to any other similarly situated company involved in oil and gas exploration and production.

Safety and Health Regulations

Operations in which we have an interest must be conducted in accordance with various laws and regulations concerning occupational safety and health.  Currently, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations.  However, since such laws and regulations are frequently changed, we are unable to predict the future effect of these laws and regulations.

Oil and Gas Leases

The properties in which we have and are likely to obtain interests in Texas are and will likely be held under oil and gas leases standard in the oil and gas industry.  Such leases provide for the payment of royalty to the property owner and generally govern the manner in which activities are to be conducted.  We believe the operations on the leases in which we have an interest comply with all material provisions of such regulations.

Title to Properties

All of our working interests are, and working interests acquired in the future likely will be, held under leases from third parties.  The operator of the project typically obtains a title opinion concerning such properties prior to the commencement of drilling operations.  We are advised that Bayshore has obtained such title opinions or other third-party review on all of the producing properties in which we have an interest and believe that we have satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry.  Our working interests are subject to typical burdens, including customary royalty interests and liens for current taxes, but we believe that such burdens do not materially interfere with our use of such properties and that the economic effects of such burdens have been appropriately reflected in our acquisition cost of our working interests.  Title investigation before the acquisition of undeveloped properties is less thorough than that conducted prior to drilling, as is standard practice in the industry.

Employees and Consultants

Other than our executive officers, we have no employees.  From time to time, we may engage technical consultants to provide specific geological, geophysical, and other professional services.

On August 1, 2007, the Company entered into a consulting services agreement to obtain approximately 30 hours of corporate communications services each week.  The consulting agreement is for a term of six months with a possible six-month extension.  The consultant agreed to provide services in the dissemination of information prepared by the Company and to advise the Company in the preparation of press releases.  The consultant’s base fee was paid by the issuance of 50,000 shares of restricted common stock, issued in advance.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of $5,000 and 100,000 shares of restricted common stock on the effective date of the consulting agreement, for a total of 150,000 shares issued under the consulting agreement.  The consulting agreement may be terminated by either party in the event of material breach, willful noncompliance, fraud or serious neglect or misconduct, or bankruptcy.

On November 1, 2007, the Company entered into a consulting agreement to obtain investor relations services.  The consulting agreement is for a term of six months.  The consultant’s base compensation for these services is $5,000 per month.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of 200,000 shares of restricted common stock on the effective date of the agreement and a bonus of $10,000 every sixty days (although the bonuses due on December 31, 2007 and February 29, 2008, were waived).  The consulting agreement may be terminated by either party in the event of material breach, willful noncompliance, fraud or serious neglect or misconduct, or bankruptcy.

Risk Factors

We are not the operator of any of our properties, so we have no control and limited influence over our current exploration, development, and production activities.

We are not the operator of any of the properties in which we have an interest and on which we plan to devote substantially all of our financial and other resources in drilling and related activities, so we are dependent on the financial and technical resources, initiative, and management of the operator, Bayshore.  Bayshore, as the operator, initiates drilling and other activities, and we have the right to elect whether to participate in specific proposed activities by bearing our working-interest share of expenses or to withhold participation, in which case we would not bear related costs or share in any resulting revenues.  We have very limited rights to propose drilling or other activities.  We rely to a significant extent on the initiative, expertise, and financial capabilities of our strategic partner, Bayshore.  The failure of Bayshore to proceed with exploration and development of the Cooke Ranch area or to perform its obligations under contracts with us could prevent us from continuing to drill in an effort to establish production and reserves and recover our current or future investment in the Cooke Ranch area.  Bayshore has oil and gas interests in which we do not participate.  If Bayshore’s separately held interests should become more promising to Bayshore than interests held with us, Bayshore may focus its efforts, funds, expertise, and other resources elsewhere.  In addition, should our relationship with Bayshore deteriorate or terminate, our oil and gas exploratory programs may be delayed significantly.

Bayshore is the principal source of our energy investments to date, so we are dependent on its ability to select prospects and conduct exploration and, if warranted, development.

We rely principally on Bayshore, which has provided us with all of the prospects in which we have participated to date, to select prospects for energy investments and to conduct exploration.  We will also be dependent on Bayshore if any such prospects warrant development.  We might be unable to continue with our energy investment activities if Bayshore were unable or unwilling to continue to provide these services to us.

Our ability to monitor Bayshore and the competitiveness of the rates we pay to it are limited.

We do not have sufficient personnel to audit Bayshore or the services it provides to us, and have not obtained an audited review of Bayshore’s field activities or expenditures.  We also have little or no basis by which to determine whether we are being charged competitive rates for the services provided to us by Bayshore.  We have not, and in the future, may not, obtain competitive bids for the services provided to us by Bayshore.  We do not know if the quantity and quality of services we receive from Bayshore are as beneficial to us as we could obtain from competitor negotiations.

Our spending on general and administrative costs and investor relations services is substantial despite our limited revenue.

We have and may continue to incur substantial costs for general and administrative expenses and investor relations services.  Our spending in these areas may continue to be substantially greater than our limited revenue.  In 2007, we issued 410,000 shares to unaffiliated investor relations service providers for services valued at $264,500 at prices of between $0.46 and $0.85 per share and paid substantial executive salary amounts, notwithstanding the facts that we only had $102,487 in revenue for 2007, did not complete an audit of the field activities or expenditures of Bayshore, and increased current liabilities by $555,675.

We have recognized substantial impairment loss on oil and gas properties with little generation of revenue.

To date, we have incurred $4,586,311 in oil and gas property acquisition and exploration costs, and we have recognized an impairment loss on oil and gas properties of $1,739,545 in 2006.  We generated oil and gas revenue of $102,487 in 2007 and of $169,666 in 2006 from properties with a carrying value under the full cost method as of December 31, 2007, of $2,846,766.  We may further impair the carrying value of our oil and gas properties in the future.  There is no guarantee that further exploration spending by us would produce differing results.  Further, we would require additional funding to participate in any additional exploration.

Since all of our operations are concentrated in a geographical area, a single disaster could halt all of our operations.

All of our assets and operations are currently concentrated in La Salle County, Texas, except for the 160 gross-acre Nome prospect in Jefferson County, Texas, on which we drilled the McDermand No. 1 dry hole.  So all of our operations may be temporarily disrupted or permanently halted in the case of a natural or other disaster in that geographical area.  Such a disaster could result in the loss of our assets and termination of our activities.

We have no officer, director, or employee with any formal oil and gas exploration or engineering education or training and will continue to rely on the expertise of Bayshore, whose interests may not always be aligned with ours.

We have no officer, director, or employee with geological, geophysical, or petroleum engineering training or experience.  This increases our dependence on Bayshore and consultants we may engage from time to time.  The expertise Bayshore provides may be influenced by its position as the majority working interest owner and its interest in obtaining funding from us for proposed activities.

We have limited internal controls due to our small size and limited number of people, which may keep us from preventing or detecting waste or fraud.

We have only two directors and two officers, one of whom is also a director, so we rely on manual systems without independent officers and employees to implement full, formal, internal control systems.  Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity.  This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

We have a history of operating losses, which is likely to continue.

As of December 31, 2007, we have an accumulated deficit of $5,368,914, and expect that we will continue to incur losses and that our accumulated deficit will increase.  We reported losses of $1,104,868 and $2,439,279 for the years ended December 31, 2007 and 2006, respectively.  We anticipate that we will continue to incur losses from our exploration activities unless and until we are successful in establishing significant production.

We will need additional capital, which we may seek through the sale of equity securities.

We will need additional funds to cover expenditures in excess of our current commitments for our share of costs related to the exploration and development of our current and future leasehold interests and to pay our current liabilities.  We will fund any additional amounts required for exploration and development or possible acquisition of additional prospect interests through the sale of additional equity securities, which would reduce the percentage interest in our corporation held by existing stockholders and may dilute the economic interest of existing stockholders.  Our board of directors can authorize the sale of additional equity securities without stockholder consent.

There is very limited trading in our common stock.

Our common stock has been quoted on the Over-the-Counter Bulletin Board and reported in the Pink Sheets published by Pink Sheets, LLC, since June 2005.

During the last year, the trading price of our common stock has varied from a low of approximately $0.19 to a high of approximately $1.70.  The aggregate trading volumes for each of the four calendar quarters in 2007 were 238,645, 825,785, 699,981 and 2,356,702 shares, respectively.  Based on the aggregate volume of trading per month and the number of days of trading in our common stock per month, there was an average volume of shares traded per day in our common stock in 2007 of approximately 31,790 shares per day in December; 58,380 shares per day in November; 21,518 shares per day in October; 9,143 shares per day in September; 13,287 shares per day in August; 10,508 shares per day in July; 5,367 shares per day in June; 21,625 shares per day in May; 11,867 shares per day in April; 3,478 shares per day in March; 5,293 shares per day in February; and 3,240 shares in January.  The trading volume above reflects the limited trading volume of our common stock, which creates the potential for significant changes in the trading price of our common stock as a result of relatively minor changes in the supply and demand.  It is likely that trading prices and volumes for our common stock will fluctuate in the future, without regard to our business activities.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or Nasdaq or that has an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

We may not be able to obtain additional financing.

There can be no assurance that any net proceeds we receive from the exercise of outstanding warrants of this offering will satisfy our capital needs.  We may require additional capital to address unanticipated expenses.  There is no assurance that additional financing will be available when needed on terms favorable to us or at all.  The unavailability of adequate financing on acceptable terms could have a material adverse effect on our financial condition and on our continued operation.

Risk Factors Relating to our Industry

Operational hazards for which we do not maintain insurance are inherent in the exploration, drilling, and production of oil and gas.

Usual operational hazards incident to our industry include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.  We do not maintain insurance to cover operational hazards, but rely on our agreements that require the operator of the properties in which we have an interest to maintain $1.0 million workers’ compensation, $1.0 employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, and $5.0 million bodily injury and property damage insurance coverage.  The insurance policies purchased under this covenant include us as the owner of a non-operating working interest as an insured under such policies.  We cannot assure that we could obtain or that Bayshore or our contractors will be able to continue to obtain insurance coverage for current or future activities.  Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.  The insurance maintained by Bayshore or our contractors does not cover all of the risks involved in oil and gas exploration, drilling, and production, and if coverage does exist, may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance may not be available at economical rates, the respective insurance policies may have limited coverage, and other factors.  For example, insurance against risks related to violations of environmental laws is not maintained.  The occurrence of a significant adverse event that is not fully covered by insurance or for which the coverage is insufficient to cover aggregate losses could expose us to liability because we may be responsible for our working interest share of the damages in excess of any related insurance coverage.  Further, we cannot assure that adequate levels of insurance will be maintained for our benefit in the future at rates we consider reasonable.  The occurrence of any of these risks could lead to a reduction in the value of our Company and the loss of investments made by purchasers of our stock.

We could incur expenses and be forced to interrupt exploration, development, or production to comply with environmental and other governmental regulations.

Our business is governed by numerous laws and regulations at various levels of government governing the operation and maintenance of our facilities, the discharge of materials into the environment, and other environmental protection issues.  The laws and regulations may, among other potential consequences, require that permits be acquired before commencement of drilling on any of the properties in which we have an interest, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.  Under these laws and regulations, we could be liable for personal injury, clean-up costs, and other environmental and property damages, as well as administrative, civil, and criminal penalties.  We do not maintain insurance coverage for sudden and accidental environmental damages or environmental damage that occurs over time.  We do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost.  Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.  The costs of complying with environmental laws and regulations in the future may harm our business.  Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which historically have been volatile and are likely to continue to be volatile.

Our results of operations and the ceiling on the carrying value of our oil and gas properties are dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas, which are and are likely to continue to be volatile.  Recent world events have significantly increased oil and gas prices, but we cannot assure that such prices will continue.  Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations.  Current prices for oil are at or near historical highs, and any significant decline in oil or gas prices could have a material adverse effect on our operations, financial condition, and level of development and exploration expenditures and could result in a reduction in the carrying value of our oil and gas properties.  Further, we have no proved reserves.  If we had proved reserves, any decline in prices would cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities.  To date, we do not believe that the lack of reserves has hindered our efforts to obtain the capital we have sought.

We cannot predict whether production or reserves will be established on properties in which we have an interest.

The decision to develop, exploit, purchase, or explore a property will depend, in part, on our assessment of the information we are provided by Bayshore about potential recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities risks, and other factors that are beyond our control.  Such assessments are necessarily inexact, and their accuracy is inherently uncertain.  Results from previous exploration and production in the Cooke Ranch area by others do not assure that hydrocarbons in commercial quantities exist in the areas in which we have or may obtain an interest or that we may discover or recover any reserves in place.  Even if geophysical and geological analyses and engineering studies, which often produce inconclusive or varied interpretations, indicate high reserve potential of a prospect or project, there can be no assurance that our development, exploitation, acquisition, or exploration activities will result in establishing reserves or that we will be successful in drilling productive wells.

In general, the volume of production from oil and natural gas properties declines as reserves are depleted.  Except to the extent we conduct successful development, exploitation, and exploration activities or acquire properties containing proved reserves, or both, any reserves we establish will decline as reserves are produced.

We have no proved reserves, and any future estimates we may make of quantities of proved oil and gas reserves we may have in the future and projected rates of production and the timing and results of development expenditures may prove inaccurate because of numerous uncertainties.

We are testing geological formations that have not previously been explored or produced widely in the Cooke Ranch area, so our wells should be considered exploratory unless and until there is greater drilling experience.  Because of the limited drilling of the geological formations that we are drilling, we cannot forecast the anticipated results of drilling, even though a particular drilling site may be adjacent to or nearby a producing well.

We currently have no proved reserves and will be able to establish reserves only if the results of drilling provide sufficient engineering and geological data to demonstrate with reasonable certainty that our properties contain hydrocarbons that may be recoverable in future years from known reservoirs under existing economic and operating conditions.  We can establish reserves respecting an individual well only after, if ever, we have sustained production from such well over several months and have related engineering and geological data to demonstrate the existence and recoverability of hydrocarbons.  We cannot assure that we will be able to establish proved reserves in any well we drill.  We will be unable to estimate precisely any reserves we may establish.  Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate.  Accordingly, reserve estimates are often significantly different from the quantities of oil and gas that are ultimately recovered.  In addition, estimates of our future net revenues from any future proved reserves and the present value thereof are based on certain assumptions regarding future oil and gas prices, production levels, and operating and development costs that may not prove to be correct.  Any significant variance in these assumptions could materially affect our estimated quantity of reserves and future net revenues therefrom.

Risk Factors Relating to Control by Our Officers and Directors;
  Impediments to Change of Control

Our officers and directors will continue to control us following this offering, and they may take actions that are not in the best interests of our other stockholders.

Following the completion of this offering, Robert Freiheit, Keith J. McKenzie, and Thomas J. Manz, officers and directors, will collectively beneficially own approximately 38.4% of our common stock.  See “Principal Stockholders.”  Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions.  Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws.  Such actions could delay or prevent a change in our control.  See “Principal Stockholders” and “Description of Securities.”  In addition, the Nevada Revised Statutes restrict business combinations with interested stockholders, and our articles of incorporation contain provisions that may discourage, delay, or prevent a third party from acquiring control of the company by means of a tender offer, a proxy contest for a majority of the board of directors, or otherwise.  See “Description of Securities—Article and Bylaw Provisions.”

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 2533 North Carson Street, Suite 6232, Carson City, Nevada 89706.  Our telephone number is 775-841-5049, and our facsimile number there is 775-883-2384.  This space is leased from Laughlin Associates, Inc., and includes approximately 500 square feet of private office space along with an additional 1100 square feet of shared conference, lobby, and technical space.  Laughlin Associates also provides us with reception and mail distribution services.  In March 2008, we renewed our lease through March 2009 for a single annual payment of $2,400.00.

See “Item 1.  Description of Business” for descriptions of our oil and gas properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for consideration during the fourth quarter of our most recently completed fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since April 2007 and reported in the Pink Sheets published by Pink Sheets, LLC, on at least an unsolicited basis since June 2005.

During the last year, the trading price of our common stock has varied from a low of approximately $0.19 to a high of approximately $1.70.  Since January 1, 2007, there have been high price quotations on April 12, 2007 of $1.70.  There were reportedly 77,580 shares traded on April 12, 2007 for an aggregate value, based on the high price quotation of the day, of $112,103.  There were also high price quotations of $1.60 on January 4 and January 10 of 2007.  On those two days, there were reportedly 7,016 and 7,934 shares traded for an aggregate value, based on the high price quotations on those days, of $9,824 and $10,552.  Except for the foregoing, the high price quotations since January 1, 2007, have been between $1.55 and $1.50 per share.

During the 2007, there were days of trading in Paxton stock as follows:

Period	Days of Trading	Aggregate Trading Volume
Fourth Quarter	64	2,356,702
Third Quarter	62	699,981
Second Quarter	62	825,785
First Quarter	59	238,645

Based on the aggregate volume of trading per month and the number of days of trading in our common stock per month in 2007, there was an average volume of shares traded per day in our common stock as follows:

Period	Average Volume of Shares Traded Per Day
December	31,790
November	58,380
October	21,518
September	9,143
August	13,287
July	10,508
June	5,367
May	21,625
April	11,867
March	3,478
February	5,293
January	3,240

The numbers above reflect the limited trading volume of our common stock, which creates the potential for significant changes in the trading price of our common stock as a result of relatively minor changes in the supply and demand.  It is likely that trading prices and volumes for our common stock will fluctuate in the future, without regard to our business activities.

The following table sets forth for the fiscal year periods indicated the high and low closing prices for our common stock as reported under the symbol “PXTE” by the Over-the-Counter Bulletin Board or the Pink Sheets as noted above:

	Low	High
2007:
Fourth Quarter	$0.19	$0.72
Third Quarter	0.53	1.00
Second Quarter	0.75	1.70
First Quarter	0.95	1.45

2006:
Fourth Quarter	1.20	1.65
Third Quarter	1.30	3.00
Second Quarter	2.30	3.10
First Quarter	0.95	3.15

On April 14, 2008, the Pink Sheets reported that the closing price for our common stock was $0.16 per share.  These quotations do not include sales commissions or dealer mark-ups or markdowns and do not represent actual transactions.

Penny Stock Regulations

Our stock is presently regulated as a penny stock, and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.  The Securities and Exchange Commission has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5.00 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria.  Under these rules, our common stock is currently classified as a penny stock.  As a penny stock, our common stock is currently subject to rules promulgated by the Securities and Exchange Commission that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

Equity Compensation Plans

During 2007, we have not had any equity compensation plans or issued any shares pursuant to any equity compensation plans.  However, we have issued 410,000 shares to three unaffiliated investor relations service providers for services valued at $264,500, and 200,000 shares to two unaffiliated oil and gas consultants for services valued at $180,000, at prices of between $0.46 and $0.90 per share.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include those relating to our liquidity requirements, whether the quantities of oil or gas we discover will be as large as our initial estimate of an exploration target area’s gross un-risked potential, whether actual exploration risks will be consistent with our forecasts, future drilling and other exploration schedules and sequences for wells and other activities, the future results of drilling individual wells and other exploration and development activities, future variations in well performance as compared to initial test data, the prices at which we may be able to sell oil or gas, uncertainties inherent in estimating quantities of proved reserves and actual production rates and associated costs, future events that may result in the need for additional capital, the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility, our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities, future plans and the financial and technical resources of industry or financial participants, and other factors.

Overview

We are a small oil and gas exploration and production company.  In June 2005, we acquired our first working interest in an oil and gas property.  The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005.  We began production from three additional wells in 2006, acquired additional interests in oil and gas properties, and drilled three dry holes.  In 2007, we drilled two additional wells. We continue to be considered an exploration-stage company due to the absence of significant revenue.

We have no proved reserves.  For the period from June 30, 2004, the date of our inception, to December 31, 2007, we have incurred $4,640,000 of costs and operating expenses, principally consisting of an impairment loss of $1,740,000 on oil and gas properties, $1,350,000 of general and administrative expenses, and $1,470,000 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a grant to a director of options to purchase 375,000 shares of common stock, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services.  The impairment loss of $1,740,000 was due to the determination by us that capitalized costs for wells drilled were in excess of estimated present value of future cash flow from those wells.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations.  In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features.  Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes.  This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a non-cash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.”  These charges totaled approximately $957,000 as of December 31, 2007.

In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective.  We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under Financial Accounting Standards Board Staff Position on EITF 00-19 (FSP EITF 0019-2).  In accordance with FSP EITF 0019-2, we have recorded a estimated liability of $434,466 (plus interest of $65,743 through December 31, 2007) for probable payments that will be payable under the registration rights agreement.  The estimated penalty has been principally charged against the proceeds from the offering, after recognizing a cumulative-effect adjustment to stockholders’ equity and specifically to retained earnings (deficit) on October 1, 2006, for the change in the method of accounting for the registration payment arrangement in accordance with FSP 00-19-2.

As of December 31, 2007, we have acquired oil and gas properties with a carrying value of $2,847,000 through the payment of cash and the issuance of common stock, after the recognition of $1,740,000 in impairment loss as described above.  At December 31, 2007, we had current assets of $152,000, principally consisting of cash and cash equivalents remaining from a private placement of our common stock and had current liabilities of $1,082,000, resulting in a working capital deficit of $930,000.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Oil and Gas Revenues

Our oil and gas revenues were $102,487 and $169,666 for 2007 and 2006, respectively, representing a decrease of $67,179, or 40%, in 2007.  The decrease in revenues in 2007 was due to declining production from certain wells and delays in production from newly completed wells.

Costs and Operating Expenses

Our total costs and operating expenses were was $1,169,428 and $2,716,061 for 2007 and 2006, respectively, representing a decrease of $1,546,633, or 57%, in 2007.  The higher costs and operating expenses in 2006 was principally due to a $1,739,545 oil and gas property impairment.

Lease Operating Expenses — Our lease operating expenses were 42,090 for 2007 and 25,785 for 2006, representing an increase of $16,305 or 63%.  The increase in our lease operating expenses is related to oil well work-over and servicing.

Production Taxes — We paid production taxes of $6,149 in 2007 and $9,067 in 2006, representing a decrease of $2,918 or 32%.  The decrease in production taxes is due to our decreased production.

Accretion of Asset Retirement Obligations — We had accretion of asset retirement obligations of $2,212 in 2007 and $843 in 2006, representing an increase of $1,369 or 162%.  This increase in accretion of asset retirement obligations is due to the increase in the number of production wells.

General and Administrative Expenses — General and administrative expenses were $674,477 and $349,246 for 2007 and 2006, respectively, representing an increase of $325,231, or 93%, in 2007.  The increase in our general and administrative expenses in 2007, as compared to 2006, is primarily related to increases in legal fees of $117,000, salaries of $80,000, audit fees of $34,000, director and officer insurance of $22,000, and registration rights penalties of $34,000.

Stock-Based Compensation — Stock-based compensation expenses were a result of the issuance of 610,000 shares of common stock valued at $444,500 for 2007 and 25,000 shares of common stock along with options to purchase 375,000 shares of common stock aggregately valued at $591,575 for 2006, representing a reduction of $147,075 or 25%.  The reduction in our stock-based compensation expenses was due in part to decrease in stock value.

Other Income

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for 2007 and 2006 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Interest Income — We had interest income of $20,038 in 2007 and $43,576 in 2006, representing a decrease of $23,538 or 54%.  This decrease is due to a decrease in cash balances.

Gain on Derivative Liability Valuation — In 2006, we had a gain on derivative liability valuation of $1,066,295 and no such gain in 2007.  The gain on derivative liability valuation in 2006 is described in footnote 5 to the financial statements for the fiscal years ended December 31, 2007, and 2006, attached hereto.

Interest Expense — We had interest expense of $57,965 in 2007 and $45,383 in 2006, representing an increase of $12,582 or 28%.  All of our interest expense in 2007 was due to interest on  registration rights penalties.

Interest Expenses from Amortization of Discount on Secured Convertible Notes and Other Debt— Interest expenses from amortization of discount on secured convertible notes and other debt was $0 and $957,372 in 2007 and 2006. This expense is described in footnote 3 to the financial statements for the fiscal years ended December 31, 2007, and 2006, attached hereto.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity consisted of $117,210 of cash, as compared to $750,650 of cash at December 31, 2006.  In addition, our total stockholders’ equity was 1,883,849 at December 31, 2007, compared to total stockholders’ equity of $2,544,217 at December 31, 2006, a decrease in the stockholders’ equity of $660,368.

Our operations used net cash of $401,453 during 2007, as compared to using $203,058 of net cash during 2006.  The $198,395 increase in the net cash used by our operating activities during 2007 primarily resulted from the increase in general and administrative expenses.

Investing activities for 2007 used $231,987 of net cash, as compared to $1,575,578 of net cash used during 2006.  The decrease in net cash used related primarily to a decrease in new investment in oil and gas properties.

Financing activities provided $0 during 2007, compared to providing net cash of $2,396,427 during 2006.  The decrease of $2,396,427 of net cash provided in financing activities was primarily due to the fact that we did not sell stock or issue promissory notes during 2007.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Plan of Operations

During the next 12 months, we will continue to focus on continuing production from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  At December 31, 2007, we had a working capital deficit of $930,631 and total current liabilities of $1,082,456, consisting primarily of $500,209 in accrued registration right penalties and interest and $358,303 in payables to Bayshore.  Without external funding we will be unable to substantially reduce our working capital deficit or reduce our current liabilities, including those that are substantially past due.  We cannot assure that they will continue to forbear from collection efforts.  Our external financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing, including any funds that we may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Consolidated Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2007 and 2006, no allowance for doubtful accounts was deemed necessary.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable and deferred taxes.  Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax operating loss carryforwards.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

The information from the definitive proxy statement for the 2008 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information from the definitive proxy statement for the 2008 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement for the 2008 annual meeting of stockholders under the caption “Principal Stockholders” is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

The information from the definitive proxy statement for the 2008 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Director Independence” is incorporated herein by reference.

ITEM 13.  EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 4.	Instruments Defining the Rights of Holders, Including Indentures
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

Item 5.	Opinion re: Legality
5.01	Opinion of Kruse Landa Maycock & Ricks, LLC	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 10.	Material Contracts
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Area of Mutual Interest and Lease Options (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Leases & Options (AMI-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.03	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated June 6, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.04	Farm-In Participation Agreement between Paxton Energy, Inc. and Maxim Resources, Inc. dated July 25, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.05	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated July 28, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.06	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated November 20, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.07	Purchase Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated December 30, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.08	Promissory Note for $300,000 dated February 1, 2006, payable to Robert Freiheit	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

10.09	Secured Convertible Note Purchase Agreement dated February 1, 2006	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.10	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.11	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.12	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.13	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.14	Notice of Option Grant (Thomas Manz)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.15	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.16	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated November 7, 2006 (McDermand No. 1 Well-South Nome Field Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.17	Farmout Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated January 10, 2007 (Fiedler No. 1 Well-Storey Ranch Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 2) filed on March 19, 2007, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
_______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information from the definitive proxy statement for the 2008 annual meeting of stockholders under the caption “Relationship with Independent Auditors” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.

Date: April 15, 2008	By:	/s/ Robert Freiheit
Robert Freiheit, President and Director
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  April 15, 2008
/s/ Thomas J. Manz
Thomas J. Manz, Director

PAXTON ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2007 and 2006	F-3

Statements of Operations for the Years Ended December 31, 2007 and 2006, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2007	F-4

Statements of Stockholders’ Equity for the Period from June 30, 2004 (Date of Inception) through December 31, 2005 and for the Years Ended December 31, 2006 and 2007	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

Supplemental Information on Oil and Gas Producing Activities (Unaudited)	F-21

______________________

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Paxton Energy, Inc.

We have audited the accompanying balance sheets of Paxton Energy, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxton Energy, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended December 31, 2007 and 2006, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2007, the Company had a working capital deficiency of $930,631. The Company has accumulated a deficit of $4,302,619 from the date of inception of the exploration stage through December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 15, 2008

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$117,210	$750,650
Accounts receivable	18,487	16,763
Prepaid expenses and other current assets	16,128	38,262
Total Current Assets	151,825	805,675

Property and Equipment, net of accumulated depreciation	2,790	3,206

Oil and gas properties, using full cost accounting	2,846,766	2,284,196

Total Assets	$3,001,381	$3,093,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$223,944	$86,062
Payable to Bayshore Exploration L.L.C.	358,303	32,941
Accrued registration right penalties and interest	500,209	407,778
Total Current Liabilities	1,082,456	526,781

Long-Term Asset Retirement Obligation	35,076	22,079

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares and 22,976,139 shares issued and outstanding at December 31, 2007 and 2006, respectively	23,586	22,976
Additional paid-in capital	7,229,177	6,785,287
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(4,302,619)	(3,197,751)
Total Stockholders' Equity	1,883,849	2,544,217

Total Liabilities and Stockholders' Equity	$3,001,381	$3,093,077

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended		For the Period from June 30, 2004 (Date of Inception) through
	December 31,		December 31,
	2007	2006	2007

Oil and gas revenues	$102,487	$169,666	$296,892

Costs and Operating Expenses
Lease operating expenses	42,090	25,785	68,244
Production taxes	6,149	9,067	16,358
Impairment loss on oil and gas properties	-	1,739,545	1,739,545
Accretion of asset retirement obligations	2,212	843	3,055
General and administrative expense	674,477	349,246	1,346,011
Stock-based compensation	444,500	591,575	1,468,575
Total costs and operating expenses	1,169,428	2,716,061	4,641,788

Loss from operations	(1,066,941)	(2,546,395)	(4,344,896)

Other income (expense)
Interest income	20,038	43,576	63,614
Gain on derivative liability valuation	-	1,066,295	1,066,295
Interest expense	(57,965)	(45,383)	(130,260)
Interest expense from amortization of discount on secured convertible notes and other debt	-	(957,372)	(957,372)
	(37,927)	107,116	42,277

Net Loss	$(1,104,868)	$(2,439,279)	$(4,302,619)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.12)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,172,194	21,148,421

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from June 30, 2004 (Date of Inception) through December 31, 2005 and
For the Years Ended December 31, 2006 and 2007
	Common Stock		Additional Paid-In	Retained Earnings	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Stage	Equity

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder, June 2004, $0.01 per share	10,000,000	10,000	90,000	-	-	100,000

Issuance of shares for cash, June 2004, $0.01 per share	5,000,000	5,000	45,000	-	-	50,000

Issuance of shares for cash, June 2005, $0.35 per share, less offering costs of $14,188	442,516	443	140,250	-	-	140,693

Stock-based compensation for services during 2005, $0.35 per share	950,000	950	331,550	-	-	332,500

Issuance of shares in connection with acquisition of oil and gas property, June 2005, $0.75 per share	507,000	507	379,743	-	-	380,250

Net loss	-	-	-	-	(758,472)	(758,472)

Balance - December 31, 2005	16,899,516	16,900	986,543	-	(758,472)	244,971

Issuance of shares to the chief executive officer for 2005 compensation liability, January 2006, $0.35 per share	350,000	350	122,150	-	-	122,500

Issuance of beneficial conversion features and shares in conjunction with the issuance of secured convertible notes and other debt, February 2006	223,800	224	967,244	-	-	967,468

Conversion of secured convertible notes into shares, April 2006, $0.35 per share	2,625,723	2,625	916,375	-	-	919,000

Issuance of shares and 1,269,250 warrants for cash, less offering and registration costs of $375,848 and derivative liability of $1,467,704, April 2006, $1.25 per share	2,452,100	2,452	1,219,121	-	-	1,221,573

Issuance of shares in connection with acquisition of oil and gas properties, March 2006, $2.10 per share	100,000	100	209,900	-	-	210,000

Issuance of shares in connection with acquisition of oil and gas properties, June 2006, $2.35 per share	300,000	300	704,700	-	-	705,000

Stock-based compensation for services, March 2006, $2.75 per share	25,000	25	68,725	-	-	68,750

Stock-based compensation for options granted, July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration payment arrangement from derivative liability, October 1, 2006	-	-	1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting method for registration payment arrangements, October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Net loss	-	-	-	-	(2,439,279)	(2,439,279)

Balance - December 31, 2006	22,976,139	22,976	6,785,287	(1,066,295)	(3,197,751)	2,544,217

Stock-based compensation for services, August to November 2007, $0.46 to $0.90 per share	610,000	610	443,890	-	-	444,500

Net loss	-	-	-	-	(1,104,868)	(1,104,868)

Balance - December 31, 2007	23,586,139	$23,586	$7,229,177	$(1,066,295)	$(4,302,619)	$1,883,849

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Period from June 30, 2004 (Date of Inception) through
	December 31,		December 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$(1,104,868)	$(2,439,279)	$(4,302,619)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on oil and gas properties	-	1,739,545	1,739,545
Stock-based compensation for services	444,500	591,575	1,468,575
Gain on derivative liability valuation	-	(1,066,295)	(1,066,295)
Interest expense from amortization of discount on secured convertible notes and other debt	-	957,372	957,372
Accretion of asset retirement obligations	2,212	843	3,055
Depreciation expense	1,128	108	1,236
Changes in assets and liabilities:
Accounts receivable	(1,724)	6,465	(18,487)
Prepaid expenses and other current assets	22,134	(38,262)	(16,128)
Accounts payable and accrued liabilities	142,734	53,908	228,796
Accrued registration rights penalties and interest	92,431	-	92,431
Accrued interest	-	(9,038)	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(401,453)	(203,058)	(772,145)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(231,275)	(1,572,264)	(1,876,739)
Purchase of property and equipment	(712)	(3,314)	(4,026)
Net Cash Used In Investing Activities	(231,987)	(1,575,578)	(1,880,765)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and derivative liability, net of registration and offering costs	-	2,731,277	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	455,000	680,000
Proceeds from issuance of demand note to stockholder	-	25,000	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	(414,600)	(414,600)
Payment of principal on notes payable to stockholder	-	(325,000)	(325,000)
Payment of principal on note payable	-	(75,250)	(75,250)
Net Cash Provided By Financing Activities	-	2,396,427	2,770,120
Net Increase (Decrease) In Cash And Cash Equivalents	(633,440)	617,791	117,210
Cash and Cash Equivalents At Beginning Of Period	750,650	132,859	-
Cash and Cash Equivalents At End Of Period	$117,210	$750,650	$117,210

Supplemental Schedule of Noncash Investing and Financing Activities – Note 10

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, and a new board of directors was elected and new officers appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through December 31, 2007, the Company has participated in drilling nine wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and is also participating in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where to date the Company has acquired leases on approximately 2,268 gross acres.  The Company is considered to be in the exploration stage due to the lack of significant revenues. Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $1,104,868 and $2,439,279 during the years ended December 31, 2007 and 2006, respectively, and used $401,453 and $203,058 of cash in its operating activities during the years ended December 31, 2007 and 2006, respectively.  Through December 31, 2007, the Company has accumulated a deficit during the exploration stage of $4,302,619.  At December 31, 2007, the Company has a working capital deficit of $930,631, including current liabilities of $1,082,456.  The current liabilities are primarily composed of accrued registration right penalties and interest of $500,209 and payables to Bayshore of $358,303. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, management will continue to focus on continuing production from the Company’s La Salle County, Texas, wells while it seeks external funding to reduce liabilities and to undertake possible further oil and gas activities.  Without external funding the Company will be unable to substantially reduce its working capital deficit or reduce its current liabilities, including those that are substantially past due.  The Company’s creditors may not continue to forbear from collection efforts.  Management’s external financing efforts may be impaired by the Company’s limited revenues, as well as the limited liquidity for the Company’s common stock.  There is no assurance that additional capital funding would be available through private or public equity financing or bank financing, including any funds that the Company may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect the Company’s ability to obtain financing.  The Company has no financing arrangements with any person to obtain additional funding on any terms and cannot assure that it will be able to do so.  If the Company is unable to obtain additional capital funding, it may be required to sell assets, reduce its holdings of oil and gas properties or merge with another entity in order to generate sufficient cash to liquidate its liabilities.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The carrying value of oil and gas properties are particularly susceptible to change in the near term.. Changes could occur from obtaining additional information regarding its fair value.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Property and Equipment – Property and equipment consist of office equipment.  Useful lives range from 3-5 years.  Depreciation is charged to operations on a straight-line basis.  Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Office equipment	$4,026	$3,314
Less accumulated depreciation	(1,236)	(108)

Property and equipment, net	$2,790	$3,206

Depreciation expense was $1,128 and $108 for the years ended December 31, 2007 and 2006, respectively.

Oil and Gas Properties – The Company follows the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.  Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, and costs of drilling and equipping productive and nonproductive wells.  Drilling costs include directly related overhead costs.  Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, once proved reserves are determined to exist, on the unit-of-production method using estimates of proved reserves.  The Company has not yet obtained a reserve report because the property is considered to be in the exploration stage and has not completed an evaluation of the properties and has had limited oil and gas exploration and production.  At December 31, 2007, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” based on the projected future net revenues from proved reserves, discounted at 10% per annum to present value of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  During the year ended December 31, 2006, the Company recognized an impairment loss on its oil and gas properties in the amount of $1,739,545.

The Company has performed an evaluation of its oil and gas properties at December 31, 2007 and noted estimated future cash flows associated with the producing wells were sufficient to realize the capitalized costs relating to the leasehold interests.  The Company has also considered the current market conditions in the evaluation of the properties for impairment.  The Company believes the value of the leasehold interests is also supported by the increase in oil and gas commodity prices.  Based on this evaluation, no impairment loss has been recognized at December 31, 2007.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the results of operations.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Impairment of Long-Lived Assets – Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change.  As a result of the impairment analysis, no impairment loss of any long-lived asset (except on the Company’s oil and gas properties, as described above) has been recognized through December 31, 2007.

Revenue recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2007 and 2006, no allowance for doubtful accounts was deemed necessary.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” for its stock-based compensation.  Prior to 2006, the Company had not granted stock options.  The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable and deferred taxes.  Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax operating loss carryforwards.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Cash Equivalents – The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

Basic and Diluted Loss per Common Share – Basic loss per share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at December 31, 2007 or 2006.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas.  Substantially all oil and gas properties have been acquired through agreements with Bayshore Exploration L.L.C., which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All revenue through December 31, 2007, and all of the accounts receivable at December 31, 2007 and 2006, have been from the operator of the wells in production, which was Alamo Operating Company through July 2007 and Bayshore Exploration, L.L.C. from August 2007 through December 2007.

The Company’s cash is maintained in accounts of one financial institution.  These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.  As of December 31, 2007, excess cash of approximately $106,000 was invested in money market mutual funds, which is not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

Registration payment arrangements – On October 1, 2006, the Company changed its method of recognizing registration payment arrangements by early-implementing FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). Under FSP 00-19-2 and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), a registration payment arrangement is an arrangement where (a) the Company endeavors to file a registration statement for certain securities with the SEC and have the registration statement declared effective within a certain time period and/or (b) the Company will endeavor to keep a registration statement effective for a specified period of time; and (c) transfer of consideration is required if the Company fails to meet those requirements. When the Company issues an instrument with these registration payment requirements, the Company estimates the amount of consideration that is likely to be paid out under the agreement and offsets the amount of the liability against the proceeds of the instrument issued.  The estimate is re-evaluated at the end of each reporting period, with any changes recorded as a registration penalty in the statements of operations.

As further described in Note 5, the Company entered into a registration payment arrangement on April 27, 2006 in connection with the issuance of common stock and warrants in a private placement offering. Prior to October 1, 2006, the registration payment arrangement and the 1,226,050 warrants which were subject to that arrangement were accounted for as one instrument classified as a derivative liability in accordance with EITF 00-19 of $1,467,704. During the period from April 27, 2006 through September 30, 2006, the Company recorded a gain on derivative liability valuation of $1,066,295.  The fair value of the separate derivative liability relating just to the registration payment arrangement at September 30, 2006 was $401,409.

Under the transition requirements of FAS 00-19-2 for the registration payment arrangement and the warrants that were subject to that arrangement, the Company was required to reclassify the fair value of the warrants to stockholders’ equity separately from the contingent registration payment arrangement obligation to the private placement investors and to recognize a cumulative-effect adjustment to stockholder’s equity and specifically to retained earnings (deficit) on October 1, 2006 for the change in methods of accounting for the registration payment arrangement. On October 1, 2006, the Company reclassified the original fair value of the warrants of $1,467,704, less the estimated registration payment liability of $400,000, to stockholders’ equity as $1,067,704 of additional paid-in capital. The cumulative-effect adjustment to retained earnings (deficit) of $1,066,295 consisted of $400,000 from the recognition and measurement of the contingent liability, $1,067,704 from the amount of the warrants subject to the registration payment arrangement reclassified to additional paid-in capital, less $401,409 from the fair value of the derivative liability on September 30, 2006.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, payable to Bayshore Exploration, L.L.C., accrued liabilities, and accrued registration right penalties and interest approximate fair value because of the immediate or short-term maturity of these financial instruments.  The asset retirement obligation is stated at fair value computed using a discount rate that approximates the current market rate.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements.  The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and the noncontrolling interest.  The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its results of operations.

NOTE 2 – OIL AND GAS PROPERTIES

During 2005, the Company commenced participation in oil and gas exploration and development activities with Bayshore in La Salle County, Texas.  During 2005, the Company acquired from Bayshore a 31.75% working interest (23.8125% net revenue interest) in the Cooke Ranch prospect, consisting of approximately 8,883 acres.  Drilling of the Cooke No. 3 well was completed in November 2005 and drilling of the Cartwright No. 1 well was commenced in 2005.

During 2006, the Company entered into an agreement with Bayshore to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75% working interest in approximately 2,268 gross acres.

Additionally during 2006, the Company entered into a Joint Exploration Agreement with Bayshore covering the 8,883 acres of the Cooke Ranch prospect. The Exploration Agreement provides for the Company and Bayshore to join together for the purpose of drilling exploratory wells and performing studies of the Cooke Ranch prospect acreage and acquiring additional prospective oil and gas properties on which to explore for, develop, and produce oil and gas.

During 2006, the Company participated in the drilling of an additional five wells and the completion of the Cartwright No. 1.  Four of these wells, the Cooke No. 2, the Cooke No. 4, the Cooke No. 5, and the Cartwright No. 2 wells, are in the Cooke Ranch prospect.  One additional well, the McDermand No. 1 well, was in process of being drilled at December 31, 2006 in participation with Howard Exploration in Jefferson County, Texas.  Of the wells drilled during 2006, the Cooke No. 4 and the Cartwright No. 2 wells were dry, and were plugged and abandoned.

During 2007, the Company participated in drilling two additional wells and the evaluation of the McDermand No. 1.  The McDermand No. 1 well was drilled to total depth, was determined to be dry, and was plugged and abandoned.  In January 2007, the Fiedler No. 1 well was drilled on acreage outside of Cooke Ranch in which the Company has an interest.  The Company conveyed its 75% interest in the Fiedler No. 1 40-acre drilling location to Bayshore, subject to the Company’s right to earn an 18.75% working interest by paying for its share of completion costs.  Bayshore obtained drilling funding from other sources for 100% of the costs of drilling to total depth.  The Company exercised its right to earn an 18.75% working interest and paid its share of completion costs in February 2007.  The Fiedler well commenced production in July 2007.  In September 2007, drilling of the Cooke No. 6 was completed.  The Company has a 31.75% working interest in the Cooke No. 6 well.  At December 31, 2007, three wells (Cooke No. 2, Cooke No. 3, and Cooke No. 6) were producing, two wells (Cooke No. 5 and Fiedler No. 1) were awaiting certain work over processes before being placed into production, and the Cartwright No. 1 well was shut in awaiting further evaluation.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As described above, the Company has principally conducted its drilling operations in the Cooke Ranch prospect.  At December 31, 2007, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

At December 31, 2006, the Company determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company recognized an impairment loss in the amount of $1,739,545 during the year ended December 31, 2006.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the cost, which management believes to be lower than fair market value. No additional impairment was determined to be required at December 31, 2007.

At December 31, 2007 and 2006, oil and gas properties consist of the following:

	2007	2006

Drilling and exploration costs (unproved properties)	$3,339,488	$2,775,918
Leasehold interest costs	930,800	931,800
Exploration agreement cost	235,000	235,000
Geological and geophysical costs	81,023	81,023

Total costs	4,586,311	4,023,741
Less impairment loss	(1,739,545)	(1,739,545)

Oil and gas properties, net	$2,846,766	$2,284,196

The acquisition of oil and gas properties during the years ended December 31, 2007 and 2006 was financed as follows:

	2007	2006

Cash paid to or payable to Bayshore	$551,785	$1,605,205
Issuance of common stock	-	915,000
Accrual of asset retirement obligations	10,785	19,213

Total oil and gas properties acquisition costs	$562,570	$2,539,418

NOTE 3 – NOTES PAYABLE

During July 2005, the Company executed unsecured demand promissory notes totaling $105,250 to unrelated third parties and $509,000 to related parties, which are principally major stockholders of the Company, including $409,000 borrowed from Robert Freiheit, the Company’s president. The notes were executed in exchange for payments made directly to Bayshore for the purchase of oil and gas properties and for the assumption of commissions payable related to the property acquisition. During November 2005, the Company executed $225,000 of unsecured demand promissory notes to unrelated third parties for cash proceeds of $225,000. The Company computed accrued interest on the notes during 2005 and January 2006 at 9% per annum.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On February 1, 2006, the Company executed a Secured Convertible Note Purchase Agreement (the Note Agreement) and, in accordance with the Note Agreement, $464,000 of existing demand notes payable ($209,000 to related parties and $255,000 to third parties) were converted into $464,000 of secured convertible notes payable. During the three months ended March 31, 2006, the Company issued an additional $455,000 of secured convertible notes payable under the terms of the Note Agreement. A total of $919,000 of secured convertible notes payable were issued.  A loan fee equal to one restricted share of common stock was issued to the note holders for each $5.00 of principal issued under the notes payable, which resulted in the Company issuing 183,800 shares of common stock to the note holders.

The secured convertible notes payable were due February 2, 2008, bore interest at the rate of 9% per annum, payable quarterly, were secured by all of the assets of the Company and were convertible into common stock by the note holders at any time during the term of the notes at the rate of $0.35 per share. In addition, the Company could require conversion of the notes at the rate of $0.35 per share in the event that the Company completed an equity financing of at least $2,000,000 prior to September 30, 2006. The holders of the notes received participation registration rights to have their common stock registered if a future registration statement was filed.

The amount of the converted principal and $10,096 of computed accrued interest from the demand notes totaled $929,096 and was allocated between the secured convertible notes (including the beneficial conversion option) and the common stock based on their relative fair values and resulted in allocating $761,554 to the secured convertible notes and $167,542 to the common stock.  The $761,554 allocated to the secured convertible notes was assigned to the beneficial conversion option received by the note holders.  The resulting discount on the convertible notes of $919,000 was amortized as a non-cash charge to interest expense on April 27, 2006. Total interest expense from the amortization of the discount on the secured convertible notes for the year ended December 31, 2006 was $919,000. As further described in Note 5 to the financial statements, the Company closed on an equity financing on April 27, 2006, and the Company called for the conversion of the $919,000 of secured convertible notes into 2,625,723 shares of common stock, which represented the conversion of $209,000 of notes payable to related parties into 597,143 common shares and the conversion of $710,000 of notes payable to third parties into 2,028,580 common shares.

As part of the issuance of notes payable to related parties during 2005 as discussed above, the Company executed unsecured demand promissory notes totaling $409,000 to Robert Freiheit, the Company’s president. On February 1, 2006, $300,000 of the demand notes were converted into a 9% per annum term note due June 1, 2006.  In connection with this term note, the Company issued 40,000 shares of common stock to Mr. Freiheit as a loan fee.  The $300,000 reduction in the demand promissory notes was allocated between the term note and the common stock based on their relative fair values and resulted in an allocation of $261,628 to the term note and $38,372 to the common stock.  The resulting $38,372 discount to the term note was amortized as a noncash charge to interest expense over the period from February 1 to June 1, 2006.  The term note and related accrued interest were paid in full in June 2006.  The remaining $109,000 of the notes payable to Mr. Freiheit was converted on February 1, 2006 into Secured Convertible Notes Payable, as discussed above.

The remaining demand note from 2005 in the amount of $75,250 was paid in full on March 2, 2006.

At December 31, 2005, the payable to Bayshore, totaled $414,600, was non-interest bearing, was unsecured and was paid in May 2006.

In April 2006, the Company borrowed $25,000 from its president.  This note accrued interest at 9% per annum, was unsecured, and was paid in full in July 2006.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 –  ASSET RETIRMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The current asset retirement obligation represents the fair value of obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 9.28%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using a systematic and rational method. The increase in oil and gas properties is being amortized as the related oil and gas reserves are produced. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the interest method calculated using the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2007 and 2006, the Company recognized $2,212 and $843, respectively, of accretion expense under this interest method.

The reconciliation of the asset retirement obligation for the years ended December 31, 2007 and 2006 is as follows:

Balance at December 31, 2005	$2,023
Liabilities incurred	12,456
Accretion expense	843
Revisions to estimates	6,757

Balance at December 31, 2006	22,079
Liabilities incurred	10,785
Accretion expense	2,212

Balance at December 31, 2007	$35,076

NOTE 5 – COMMON AND PREFERRED STOCK

The Company amended and restated its articles of incorporation on July 28, 2006.  Among the changes, the Company reduced its authorized shares of common stock from 500,000,000 shares to 100,000,000 shares, $0.001 par value, and created authority to issue up to 5,000,000 shares, $0.001 par value, of preferred stock.

On April 27, 2006, the Company issued 2,452,100 shares of common stock and warrants to purchase 1,226,050 shares of common stock for a period of five years at $3.00 per share in a private placement offering for cash in the amount of $3,065,125, or $1.25 per share.  The Company incurred $375,848 in offering and estimated registration costs. The offering and registration costs were charged against the proceeds from the offering.  Additionally, the Company issued warrants to purchase 43,200 shares of common stock to an entity that acted as the agent for the offering and sale of the securities.  The warrants issued to the investors and issued to the placement agent contain full anti-dilution provisions.  At the option of the Company, the warrants may be exercisable by means of a cashless exercise after June 30, 2007, if certain registration, market price, and trading volume conditions are satisfied.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In connection with the offering, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provides that if the Company failed to file a registration statement by June 30, 2006, and fails to meet certain other deadlines until the registration statement is declared effective, the Company will be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering.  The cash payment requirements of the partial liquidated damages resulted in the possibility that the Company may not be able to net-share settle the warrants and may be required to net-cash settle the warrants. The net-cash settlement conditions of the warrants resulted in the recognition of the 1,226,050 warrants issued to the investors as a derivative liability in accordance with EITF 00-19.

The derivative liability was separately valued from the common stock at an amount equal to the fair value of the 1,226,050 warrants, as measured using the Black-Scholes option pricing model.  The fair value of the derivative liability at the date of the private placement was $1,467,704, based on the following assumptions: risk-free interest rate of 4.92%, volatility of 80%, expected yield of 0%, and expected life of 1.5 years. The net proceeds from the private placement offering were allocated $1,221,573 to the shares of common stock and $1,467,704 to the derivative liability.

During each accounting period through September 30, 2006, the Company measured the change in the derivative liability and recorded the change as a gain or loss on derivative valuation.  During the period from April 27, 2006 through September 30, 2006, the Company recorded a gain on derivative liability valuation of $1,066,295.  The fair value of the derivative liability at September 30, 2006 was $401,409.

In accordance with FSP EITF 00-19-2, the Company reclassified the warrants to additional paid-in capital on October 1, 2006 and separately recognized an estimated liability of $400,000 for probable payments that would be payable under the registration rights agreement.  No further change of the estimate was recorded for the remainder of 2006.  During 2007, the estimated liability for probable payments under the registration rights agreement was increased by $34,466 and was included in general and administrative expense.  As of December 31, 2007 and 2006, the total recorded liability for the accrued registration rights penalties and interest were $500,209 and $407,778, respectively, which included accrued interest of $65,743 and $7,778, respectively.

On January 6, 2006, the Company issued 350,000 shares of common stock to the Company’s president for his services to the Company for 2005.  The value of the services had been accrued as compensation expense during 2005, and recorded at the value of the common stock received ($122,500, or $0.35 per share).

As further discussed in Note 3 to the financial statements, the Company issued 223,800 shares of common stock as loan fees in connection with the issuance of $919,000 of two-year secured convertible notes and a 120-day term note in the amount of $300,000.  Also as discussed in Note 3 to the financial statements, the Company issued 2,625,723 shares of common stock in April 2006 upon conversion of $919,000 of secured convertible notes.

As further discussed in Note 2 to the financial statements, the Company issued 400,000 shares of common stock to Bayshore in connection with the acquisition of oil and gas properties.  The acquisitions have been recorded at $915,000.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In March 2006, the Company issued 25,000 shares of common stock to a consultant for public relations services.  These services were valued and recorded at $68,750 or $2.75 per share which was the market value of the Company’s common stock on the date issued.

In August 2007, the Company issued a total of 200,000 shares of common stock to two individuals in connection with their appointment to the Company’s Technical Advisory Board to provide geological advisory services.  These services were valued and recorded at $180,000, or $0.90 per share.

As further described in Note 9 to the financial statements, the Company issued 150,000 shares of common stock in August 2007 to an individual and affiliated entity in connection with an agreement to provide investor relations services.  These services were valued and recorded at $127,500, or $0.85 per share, which was the market value of the Company’s common stock on the date issued.

The Company issued 60,000 shares of common stock in August 2007 to another individual in connection with an agreement to provide investor relations services.  These services were valued and recorded at $45,000, or $0.75 per share, which was the market value of the Company’s common stock on the date issued.

As further described in Note 9 to the financial statements, the Company issued 200,000 shares of common stock in November 2007 to an individual in connection with an agreement to provide investor relations services.  These services were valued and recorded at $92,000, or $0.46 per share, which was the market value of the Company’s common stock on the date issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

Robert Freiheit, president of the Company and then sole director (or companies controlled by Mr. Freiheit), loaned the Company $409,000 during 2005 to provide financing for the acquisition of oil and gas properties.  See Notes 2 and 3 to the financial statements.  On February 1, 2006, the Company converted the demand loans into a $300,000 9% per annum term note due June 1, 2006 and a $109,000 9% per annum secured convertible note payable February 2, 2008.  In connection with these conversions, Mr. Freiheit received 61,800 shares of common stock in the form of loan fees.  The secured convertible note was converted into 311,429 shares of common stock on April 27, 2006 and the term note was paid in full in June 2006.  During April 2006, Mr. Freiheit made a 9% per annum loan to the Company in the amount of $25,000, which was repaid in July, 2006.  Additionally, Liberty Associates, an entity owned by Mr. Freiheit, received consulting fees of $38,800 during the year ended December 31, 2006 (none in 2007).

During the year ended December 31, 2005, Keith McKenzie, the chief operating officer of the Company (or companies controlled by Mr. McKenzie), received a $75,000 commission from the acquisition of the Company’s 8.5% working interest in the Cooke Ranch prospect.  The commission was paid in the form of a promissory note from the Company.  On February 1, 2006, the note was converted into a secured convertible note payable February 2, 2008.  In connection with this conversion, Mr. McKenzie received 15,000 shares of common stock in the form of loan fees.  The secured convertible note was converted into 214,286 shares of common stock on April 27, 2006.

Howard Landa, a principal shareholder of the Company, loaned the Company $25,000 during 2005 to provide financing for the acquisition of oil and gas properties.  On February 1, 2006, the note was converted into a secured convertible note payable February 2, 2008.  In connection with this conversion, Mr. Landa received 5,000 shares of common stock in the form of loan fees.  The secured convertible note was converted into 71,429 shares of common stock on April 27, 2006.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

For the year ended December 31, 2006, Bayshore was issued 400,000 shares of common stock and was paid or was entitled to receive cash payments of $1,605,205 in connection with the acquisition of oil and gas properties, and the development and exploration of those properties.  For the year ended December 31, 2007, Bayshore was paid or was entitled to receive cash payments of $551,785 in connection with the acquisition and development of oil and gas properties.  Furthermore, commencing August 2007, Bayshore became the operator on the completed wells.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of that company or liabilities that are based on the fair value of that company’s equity instruments, or that may be settled by issuance of such equity instruments.  Prior to 2006, the Company did not have any stock options outstanding.

On July 19, 2006, the Company granted an option to purchase 375,000 shares of common stock to a new outside director of the Company.  The option is exercisable at $3.00 per share, vested immediately, and expires on July 19, 2011.  In connection with the option grant, the Company reported compensation expense of $522,825 related to this stock option.  At December 31, 2007, there is no unrecognized compensation related to stock options.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair value of the stock option granted on July 19, 2006 was $1.39 per share. The weighted-average assumptions used to determine the fair value of the stock option were risk-free interest rate of 5.02%, expected life of five years, expected volatility of 80%, and expected dividend yield of zero.

A summary of stock option and warrant activity for the years ended December 31, 2007 and 2006 is presented below:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	and	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2005	-	$-
Granted	1,644,250	3.00

Outstanding at December 31, 2006	1,644,250	3.00	4.4 years
Granted	-	-

Outstanding at December 31, 2007	1,644,250	$3.00	3.4 years	$-

Exercisable at December 31, 2007	1,644,250	$3.00	3.4 years	$-

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 – INCOME TAXES

As of December 31, 2007, the Company has operating loss carryforwards of approximately $4,600,000.  The operating losses expire, if not used, from 2025 through 2027.

Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2007 and 2006:

	2007	2006

Deferred tax asset - Operating loss carry forwards	$1,577,240	$863,688
Oil and gas properties	(267,421)	70,046
Stock-based compensation	177,761	177,761
Organizational costs and other	4,088	6,800
Valuation allowance	(1,491,668)	(1,118,295)

	$-	$-

The valuation allowance increased $373,373 for the year ended December 31, 2007 and $891,440 for the year ended December 31, 2006.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2007 and 2006:

	2007	2006

Income tax (benefit) at statutory rate	$(375,655)	$(829,355)
Interest expense from amortization of discount on secured convertible notes and other debt	-	325,506
Other non-deductible expenses and adjustments	2,282	(25,051)
Change in valuation allowance	373,373	528,900

Income Tax Expense	$-	$-

NOTE 9 – CONSULTING SERVICES AGREEMENTS

On August 1, 2007, the Company entered into a consulting services agreement to obtain approximately 30 hours of corporate communications services each week.  The consulting agreement is for a term of six months with a possible six-month extension.  The consultant agreed to provide services in the dissemination of information prepared by the Company and to advise the Company in the preparation of press releases.  The consultant’s base fee was paid by the issuance of 50,000 shares of restricted common stock, issued in advance.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of $5,000 and 100,000 shares of restricted common stock on the effective date of the consulting agreement, for a total of 150,000 shares issued under the consulting agreement.  The consulting agreement may be terminated by either party in the event of material breach, willful noncompliance, fraud or serious neglect or misconduct, or bankruptcy.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On November 1, 2007, the Company entered into a consulting agreement to obtain investor relations services.  The consulting agreement is for a term of six months.  The consultant’s base compensation for these services is $5,000 per month.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of 200,000 shares of restricted common stock on the effective date of the agreement and a bonus of $10,000 every sixty days (although the bonus due on December 31, 2007 was waived).  The consulting agreement may be terminated by either party in the event of material breach, willful noncompliance, fraud or serious neglect or misconduct, or bankruptcy.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2007, the Company had the following noncash investing and financing activities:

a.	Of the transactions with Bayshore during the year ended December 31, 2007, $320,510 was financed by Bayshore on open account at December 31, 2007.

b.	An asset retirement obligation was incurred and oil and gas properties were increased by $10,785 as a result of wells drilled.

During the year ended December 31, 2006, the Company had the following noncash investing and financing activities:

a.	Issued 350,000 shares of common stock to the president of the Company in satisfaction of a $122,500 obligation for compensation for the year ended December 31, 2005;

b.
Issued $919,000 of secured convertible promissory notes, a $761,554 beneficial conversion option and 183,800 shares of common stock upon the conversion of $464,000 of demand promissory notes and $10,096 of accrued interest and for cash proceeds of $455,000;

c.	Secured convertible promissory notes in the amount of $919,000 were converted into 2,625,723 shares of common stock in April 2006;

d.	$300,000 of demand promissory notes were converted into 120-day promissory notes and a $38,372 beneficial conversion option;

e.	The Company issued 400,000 shares of common stock valued at $915,000 to Bayshore in connection with the acquisition of oil and gas properties;

f.	An asset retirement obligation was incurred and oil and gas properties were increased by $19,213 as a result of wells drilled or revisions to prior year estimates; and

g.	Of the transactions with Bayshore during the year ended December 31, 2006, $32,941 was financed by Bayshore on open account at December 31, 2006.

The Company paid $0 and $54,420 for interest during the years ended December 31, 2007 and 2006, respectively.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2007	2006

Unproved oil and gas properties	$4,586,311	$4,023,741
Less impairment of oil and gas properties	(1,739,545)	(1,739,545)

Net Capitalized Costs	$2,846,766	$2,284,196

Costs Incurred in Oil and Gas Producing Activities
	For the year ended December 31,
	2007	2006

Acquisition of unproved properties	$-	$755,000
Exploration costs	562,570	1,784,418

Total costs and operating expenses	$562,570	$2,539,418

Results of Operations from Oil and Gas Producing Activities
	For the year ended December 31,
	2007	2006

Oil and gas revenues	$102,487	$169,666
Lease operating expenses	(42,090)	(25,785)
Production taxes	(6,149)	(9,067)
Accretion of asset retirement obligations	(2,212)	(843)
Impairment loss on oil and gas properties	-	(1,739,545)
General and administrative (exclusive of corporate overhead)	(26,787)	(8,650)
Stock-based compensation	(180,000)	-

Results of operations before income taxes	(154,751)	(1,614,224)
Provision for income taxes	-	-

Results of Oil and Gas Producing Operations	$(154,751)	$(1,614,224)

Reserve Quantities Information and Standardized Measures of Discounted Future Cash Flows

The Company’s is still in the exploration stage and has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist.  Accordingly, the Company has not presented reserve quantities information or standardized measures of discounted future cash flows.