Form 10KSB/A
period 2007-12-31
PAXTON ENERGY INC
filed 2008-05-20
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.
Transitional Small Business Disclosure Format:  Yes  ☐     No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-KSB”), originally filed on April 16, 2008 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.

The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

Management

All of the directors will serve until the next annual meeting of stockholders or until their earlier death, retirement, resignation, or removal.  Executive officers serve at the discretion of the board of directors and are appointed to serve until the first board meeting following the annual meeting of stockholders.

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title

Robert Freiheit	54	Chairman of the Board of Directors, President, Chief Executive Officer, Secretary, Treasurer
Keith J. McKenzie	44	Chief Operating Officer
Thomas J. Manz	59	Director

Executive Officer and Directors

Robert Freiheit became our chief executive officer, secretary, treasurer, and a director when he became a principal stockholder in August 2004.  He is currently president and director of Ameralink, Inc., a small, publicly held company, since June 2004.  He has also been a board member for Welund Fund, Inc., of Rancho Cordova, California, from February 2003.  Mr. Freiheit has been president and managing member of Liberty Associates Holdings, LLC, of Sacramento, California, a privately held, real estate development firm, from June 1986 to the present.  Mr. Freiheit has also been the managing member of Auto Village LLC, an independent auto dealership, of Rancho Cordova, California, from March 2001 to the present.  He served as a board member for Chapeau, Inc., a company in the energy services sector, from February 2000 to June 2002.  Since July 2004, has also served as chairman of the board and co-chief executive officer of Accredited Adjusters, Inc., of Rancho Cordova, California, which provides vehicle management services to banks and credit unions in the western states.  Mr. Freiheit is a graduate of Ohio State University with degrees in finance and chemistry.

Keith J. McKenzie has served as our chief operating officer since April 2005.  For over 10 years, he has served as the president of KJM Capital Corp. and Tanye Capital Corp., both of which are based in Vancouver, Canada, and provide consulting services in corporate development, finance, project management, marketing, and investor relations.  He was a business development consultant to Petrogen Corp., of Houston, Texas, from May 2004 to December 2004; to Ocean Resources, Inc., of Dallas, Texas, from June 2002 to September 2003; and to Viseon Corp., of Dallas, Texas, from March 2002 to August 2002.  He was also a consultant to International Oil & Gas, Inc., of Dallas, Texas, from March 1999 to February 2002, and to Hispanic Television Networks, Inc., of Fort Worth, Texas, from December 2000 to March 2001.  Mr. McKenzie graduated with an electrical certification from the Northern Alberta Institute of Technology, Edmonton, Alberta in 1984.

Thomas J. Manz became one of our directors in July 2006.  He was chairman of the board of Pacific Coast Bankers Bank, of San Francisco, California, from April 2001 until April 2005.  He was also the co-chairman and chair of the audit committee of the board of Western Sierra National Bank, Cameron Park, California, from 1997 to 2005.  Mr. Manz was chairman of the board of Chapeau, Inc., a company in the energy services sector, from February 2001 to October 2004.  Mr. Manz has also been a managing member of KMS Development, LLC, from 1997 to the present, and a director of Commercial Building Specialists, Inc., from 2000 to the present.  Mr. Manz graduated in 1971 with a B.S. from Iowa State University.

Messrs. Freiheit and McKenzie each spend approximately one half of their time on our business.  Mr. Manz spends approximately eight hours per month on our business.

Board of Directors’ Committees

Thomas J. Manz is considered an independent member of our board of directors under NASD Rule 4200(a)(15).

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer and its principal accounting officer.  The Code of Ethics is included as an exhibit to this report, and is available on the Company's website:

www.paxtonenergyinc.com/company/code_of_ethics.php.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons that own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2007, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the last two completed fiscal years (or such lesser period that we have been in existence), the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our other two most highly compensated executive officers whose total compensation exceeded $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)		Bonus ($)	Stock Award(s) ($)	Option Awards ($)¹	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Freiheit, Chairman	2007	$106,800		--	--	--	--	--	--	$106,800
Chief Executive Officer	2006	$65,500	(1)	--	--	--	--	--	--	$65,500
_______________
(1)	Includes $38,800 paid to Liberty Associates, which is owned and controlled by Robert Freiheit, for consulting services rendered by Mr. Freiheit in connection with our business activities.

We have not granted any options or similar equity awards to any Named Executive Officer during 2007.

We have not granted any options or stock appreciation rights, or SARs, during the last completed fiscal year to our Named Executive Officers.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.   However, Mr. Manz, our director, continues to own options to purchase 375,000 shares of common stock granted to him by us on July 19, 2006.

Directors’ Compensation

The following table sets forth the compensation paid to each director who was not a Named Executive Officer during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas J. Manz	--	--	--	--	--		--

We paid no compensation to Mr. Manz in 2007.

Employment Agreements, Termination of Employment, and Change in Control

We employ Robert Freiheit as an officer and director under a non-written arrangement whereby Mr. Freiheit is employed on a month-by-month basis and during 2007 was paid a salary of $8,900 per month.   As of March 2008, Mr. Freiheit is no longer receiving a salary and will not receive a salary in the future unless approved by the board.  This arrangement does not address or contemplate any termination compensation or other renumeration to Mr. Freiheit beyond such monthly salary.  We have no written or other employment arrangements with any other executive officer and do not currently pay, or propose to pay, any compensation to any other executive officer.  However, from time to time in the future, our board of directors may provide compensation in the form of cash, stock, or stock purchase options to one or more of such persons.  Such transactions will not be the result of arm’s-length negotiations.

Equity Compensation Plans

We had no equity compensation plans as of December 31, 2007.

Indemnification of Officers and Directors

Our articles of incorporation and bylaws provide for the indemnification of our officers, directors, and others to the maximum extent permitted by Nevada law.  Accordingly, our officers and directors would be entitled to indemnification under a variety of circumstances, which may include liabilities under the Securities Act.

Insofar as indemnification under the Securities Act may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is contrary to public policy as expressed in the Securities Act and, therefore, is unenforceable.

Limitation on Liability

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law.  In addition, our bylaws require us to indemnify our directors and officers and allow us to indemnify our other employees and agents to the fullest extent permitted at law.  At present, we are aware of no material pending litigation or proceeding involving any director, officer, employee, or agent in which indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.  If we permit indemnification for liabilities arising under the Securities Act to directors, officers, or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us, to own beneficially, more than 5% of the shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

Person or Group	Nature of Ownership(1)	Number	Percent(2)

Principal Stockholders:

Keith J. McKenzie(3)	Common stock	3,729,286	15.8%
Suite 1807-610 Granville St. Vancouver, B.C. V6C-3T3 Canada

Robert Freiheit(4)	Common stock	4,288,328	18.2
1095 Myron Court Zephyr Cove, NV 89448

Howard S. Landa(5)	Common stock	1,891,501	8.0
6053 S. 2300 E.	Warrants	30,000	*
Holladay, UT 84121		1,921,501	8.1

Thomas J. Manz	Common stock	717,143	3.0
4210 East Lane	Warrants	100,000	*
Sacramento, CA 95864	Options	375,000	1.6
		1,192,143	5.0

Directors:

Robert Freiheit	--see above--

Thomas J. Manz	--see above--

All Executive Officers and Directors as a Group (three persons):	Common stock	8,734,757	37.0%
	Warrants	100,000	*
	Options	375,000	1.6
	Total	9,209,757	38.3%
_______________
*	Less than 1%.
(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2)	Calculations of total percentages of ownership for each person or group assume the exercise of warrants owned by that person or group to which the percentage relates pursuant to Rule 13d-3(d)(1)(i).
(3)	Amount includes 3,500,000 shares held by KJM Capital Corp. and 229,286 shares held by Tanye Capital Corp., both of which are controlled by Mr. McKenzie.
(4)
Amount includes 21,800 shares held by Fiserv ISS Co., which is controlled by Mr. Freiheit, 311,429 shares held by First Trust Corp. f/b/o Mr. Freiheit, and 1,082,108 shares owned by members of Mr. Freiheit's family.

(5)
Amount includes 435,572 shares held by Pamplona, Inc., of which Mr. Landa is an officer, and 90,000 shares held by the spouse of Mr. Landa, Terry E. Landa; 150,000 shares held by DWC Holdings, LLC, of which Terry E. Landa is the manager; and 511,429 shares held by Auction Specialists, Inc., of which Mr. Landa is an officer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

We had no related party transactions in 2007.

ITEM 13.  EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 4.	Instruments Defining the Rights of Holders, Including Indentures
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 5.	Opinion re: Legality
5.01	Opinion of Kruse Landa Maycock & Ricks, LLC	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

Item 10.	Material Contracts
10.08	Promissory Note for $300,000 dated February 1, 2006, payable to Robert Freiheit	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.09	Secured Convertible Note Purchase Agreement dated February 1, 2006	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.10	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.11	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.12	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.13	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.14	Notice of Option Grant (Thomas Manz)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.15	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.16	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated November 7, 2006 (McDermand No. 1 Well-South Nome Field Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

10.17	Farmout Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated January 10, 2007 (Fiedler No. 1 Well-Storey Ranch Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 2) filed on March 19, 2007, SEC File No. 333-136199.
10.18	Description of Employment Arrangement with Robert Freiheit, as of March 1, 2008	This filing.

Item 14.	Code of Ethics
14.01	Paxton Energy, Inc., Code of Ethics	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
_______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We were billed $27,749 for professional services rendered for the audit and reviews of our 2007 annual and interim financial statements.  We were billed $70,492 for professional services rendered for the audit and reviews of our 2006 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2007 and 2006, we were billed $2,202 and $1,340, respectively, for professional services rendered for tax compliance.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the board of directors has, as of May 19, 2008, adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.  Prior to adoption of this approval policy, audit and non-audit services performed by the independent registered public accounting firm were preapproved primarily at the discretion of the principal executive officer who is also the principal financial and accounting officer.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements.  The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees.  All other audit services must be specifically preapproved by the board of directors.  The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence.  The board of directors preapproves specified audit-related services within preapproved fee levels.  All other audit-related services must be preapproved by the board of directors.

Tax Services.  The board of directors preapproves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance.  The board of directors must specifically approve all other tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories.  The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the Chief Financial Officer.  The Chief Financial Officer authorizes services that have been preapproved by the board of directors.  If there is any question as to whether a proposed service fits within a preapproved service, the board of directors is consulted for a determination.  The Chief Financial Officer submits requests or applications to provide services that have not been preapproved by the board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.

Date: May 20, 2008	By:	/s/ Robert Freiheit
Robert Freiheit, President and Director
Principal Executive Officer
Principal Financial and Accounting Officer