Form 10-Q
period 2008-03-31
PAXTON ENERGY INC
filed 2008-05-20
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

Commission File Number 033-19411-C

Paxton Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 North Carson Street, Suite 6232, Carson City, NV 89706
(Address of principal executive offices)

(775) 841-5049
(Registrant’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2008, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of March 31, 2008, and December 31, 2007 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and for the period from June 30, 2004 (date of inception) through March 31, 2008, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2007, included in our annual report on Form 10-KSB.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$57,547	$117,210
Accounts receivable	6,124	18,487
Prepaid expenses and other current assets	2,293	16,128
Total Current Assets	65,964	151,825

Property and Equipment, net of accumulated depreciation	3,576	2,790

Oil and gas properties, using full cost accounting	2,999,193	2,846,766

Total Assets	$3,068,733	$3,001,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$235,106	$223,944
Payable to Bayshore Exploration L.L.C.	489,837	358,303
Accrued registration right penalties and interest	515,311	500,209
Total Current Liabilities	1,240,254	1,082,456

Long-Term Asset Retirement Obligation	35,859	35,076

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,229,177	7,229,177
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(4,393,848)	(4,302,619)
Total Stockholders' Equity	1,792,620	1,883,849

Total Liabilities and Stockholders' Equity	$3,068,733	$3,001,381

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Period from June 30, 2004 (Date of Inception) through
	March 31,		March 31,
	2008	2007	2008

Oil and gas revenues	$17,746	$23,405	$314,638

Costs and Operating Expenses
Lease operating expenses	15,125	4,845	83,369
Production taxes	955	1,168	17,313
Impairment loss on oil and gas properties	-	-	1,739,545
Accretion of asset retirement obligations	784	492	3,839
General and administrative expense	77,377	223,098	1,423,388
Stock-based compensation	-	-	1,468,575
Total costs and operating expenses	94,241	229,603	4,736,029

Loss from operations	(76,495)	(206,198)	(4,421,391)

Other income (expense)
Interest income	368	8,217	63,982
Gain on derivative liability valuation	-	-	1,066,295
Interest expense	(15,102)	(12,328)	(145,362)
Interest expense from amortization of discount on secured convertible notes and other debt	-	-	(957,372)
	(14,734)	(4,111)	27,543

Net Loss	$(91,229)	$(210,309)	$(4,393,848)

Basic and Diluted Loss Per Common Share	$-	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,586,139	22,976,139

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		For the Period from June 30, 2004 (Date of Inception) through
	March 31,		March 31,
	2008	2007	2008

Cash Flows From Operating Activities
Net loss	$(91,229)	$(210,309)	$(4,393,848)
Adjustments to reconcile net loss to net cash used in
operating activities
Impairment loss on oil and gas properties	-	-	1,739,545
Stock-based compensation for services	-	-	1,468,575
Gain on derivative liability valuation	-	-	(1,066,295)
Interest expense from amortization of discount on
secured convertible notes and other debt	-	-	957,372
Accretion of asset retirement obligations	783	492	3,838
Depreciation expense	351	264	1,587
Changes in assets and liabilities:
Accounts receivable	12,363	5,393	(6,124)
Prepaid expenses and other current assets	13,835	26,585	(2,293)
Accounts payable and accrued liabilities	12,582	67,422	241,378
Accrued registration rights penalties and interest	15,102	46,794	107,533
Accrued interest	-	-	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(36,213)	(63,359)	(808,358)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(22,313)	(123,112)	(1,899,052)
Purchase of property and equipment	(1,137)	(712)	(5,163)
Net Cash Used In Investing Activities	(23,450)	(123,824)	(1,904,215)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and
other debt, and related beneficial conversion features and
common stock	-	-	680,000
Proceeds from issuance of demand note to stockholder	-	-	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(414,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	-	-	2,770,120
Net Increase (Decrease) In Cash And Cash Equivalents	(59,663)	(187,183)	57,547
Cash and Cash Equivalents At Beginning Of Period	117,210	750,650	-
Cash and Cash Equivalents At End Of Period	$57,547	$563,467	$57,547

Supplemental Schedule of Noncash Investing and Financing Activities—Note C.

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, and for the period from June 30, 2004 (date of inception) through December 31, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2008 and its results of operations and cash flows for the three months ended March 31, 2008 and 2007 and for the period from June 30, 2004 (date of inception), through March 31, 2008.  The results of operations for the three months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $91,229 for the three months ended March 31, 2008 and $1,104,868 for the year ended December 31, 2007, and used $36,213 and $401,453 of cash in its operating activities during the three-months ended March 31, 2008 and the year ended December 31, 2007, respectively.  Through March 31, 2008, the Company has accumulated a deficit during the exploration stage of $4,393,848.  At March 31, 2008, the Company has a working capital deficit of $1,174,290 including current liabilities of $1,240,254.  The current liabilities are composed of accrued registration right penalties and interest of $515,311, payables to Bayshore of $489,837, and other accounts payable and accrued liabilities of $235,106.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at March 31, 2008 or 2007.

(B)           Oil and Gas Properties

During the quarter ended March 31, 2008, the Cooke No. 3 was shut in for re-completion.  The Company has a 8.5% working interest in the Cooke No. 3 well.  The Company’s share of the re-completion costs for the Cooke No. 3 well was $148,750, of which $22,313 had been paid at March 31, 2008 and the difference has been included in the Payable to Bayshore Exploration L.L.C.  Management expects the re-completion to be finished during the quarter ending June 30, 2008 and the well placed back into service.

(C)           Supplemental Cash Flow Information

During the three months ended March 31, 2008, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the three months ended March 31, 2008, $130,114 was financed by Bayshore on open account at March 31, 2008.

During the three months ended March 31, 2007, there were no noncash investing and financing activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, costs and operating expenses and results, estimates used in the preparation of our financial statements, future performance and operations, plans for future oil and gas exploration, sources of liquidity, and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include those relating to the availability of funding from external sources on terms acceptable to us for planned exploration, development, or acquisitions; the ability of our management to develop and execute an effective exploration, development, and acquisition plan; the ability of third-party project operators and contractors to identify suitable prospects and conduct required operations effectively and economically and in accordance with contractual requirements; future results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; the prices at which we may be able to sell oil or gas; domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Overview

We are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, operated by Bayshore Exploraton, L.L.C. (“Bayshore”).

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Oil and Gas Revenues

Our oil and gas revenue was $17,746 for the three months ended March 31, 2008, compared to $23,405 for the three months ended March 31, 2007, representing a decrease of $5,659, or 24%, for the three-month period.  The decrease in revenues was due to decreased oil and gas production due to well recompletion difficulties.  Our oil production during the quarter ended March 31, 2008, was 54% lower than our oil production during the quarter ended March 31, 2007, while the price paid for our oil increased by 63%.  Our gas production during the quarter ended March 31, 2008, was 34% lower than our gas production during the quarter ended March 31, 2007, while the price paid for our gas increased by 17%.

Cost and Operating Expenses

Our costs and operating expenses were $94,241 for the three months ended March 31, 2008, compared to $229,603 for the three months ended March 31, 2007, representing a decrease of $135,362, or 59%, for the three-month period.

Lease Operating Expenses — Lease operating expenses were $15,125 for the three months ended March 31, 2008, compared to $4,845 for the three months ended March 31, 2007, representing an increase of $10,280, or 212%, for the three-month period, primarily due to expenditures related to maintenance of the Cooke No. 6 well during the three month period ended March 31, 2008.

Production Taxes — We paid production taxes of $955 for the three months ended March 31, 2008, compared to $1,168 for the three months ended March 31, 2007, representing a decrease of $213, or 18%, for the three-month period.  The decrease in production taxes for the three-month period ended March 31, 2008, as compared to the three months ended March 31, 2007, is due to decreased revenue.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was  $784 for the three months ended March 31, 2008, compared to $492 for the three months ended March 31, 2007, representing an increase of $292, or 59%, for the three-month period.  The increase in accretion of asset retirement obligations expenses reflects the increase in the number of wells which we have participated in.

General and Administrative Expense — General and administrative expense was $77,377 for the three months ended March 31, 2008, as compared to $223,098 for the three months ended March 31, 2007, representing a decrease of $145,721, or 65%, for the three-month period.  The decrease in general and administrative expense during the three months ended March 31, 2008 is related primarily to decreases in legal and auditing costs, and registration rights penalties that were incurred in the prior year related to the process of registering our common stock during the prior year.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income

Interest Income — We had interest income of $368 for the three months ended March 31, 2008, as compared to $8,217 for the three months ended March 31, 2007, representing a decrease of $7,849 or 96%.  This decrease is due to a decrease in balances of cash and cash equivalents.

Interest Expense — We had interest expense of $15,102 for the three months ended March 31, 2008, as compared to $12,328 for the three months ended March 31, 2007, representing an increase of $2,774 or 23%.  All interest expense relates to interest accrued on the liability for the registration rights penalty.  The increase in interest expense was due to an increase in the amount of the penalty.

Liquidity and Capital Resources

At March 31, 2008, our principal source of liquidity consisted of $57,547 of cash and cash equivalents, as compared to $117,210 of cash and cash equivalents at December 31, 2007.  At March 31, 2008, we had a working capital deficit of $1,174,290 as compared to a deficit of $930,631 as of December 31, 2007.  In addition, our stockholders’ equity was $1,792,620 at March 31, 2008, compared to stockholders’ equity of $1,883,849 at December 31, 2007, a decrease in equity of $91,229 as a result of our quarterly net loss.

Our operations used net cash of $36,213 during the three months ended March 31, 2008, as compared to using $63,359 of net cash during the three months ended March 31, 2007.  The $27,146 decrease in the net cash used by our operating activities primarily resulted from reduced cash expenditures during the quarter ended March 31, 2007 principally due to shortages of cash with which to pay for operations.

Investing activities for the three months ended March 31, 2008, used $23,450 of net cash, as compared to $123,824 net cash used during the three months ended March 31, 2007.  Cash used in investing activities principally relates to expenditures for exploration and development of oil and gas properties.

Financing activities provided no net cash during either of the three month periods ended March 31, 2008, or March 31, 2007.

We are focusing our efforts on continuing production from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  In order to do so we will be required to increase our revenues substantially and to seek additional external capital.  Without external funding we will be unable to substantially reduce our working capital deficit or reduce our current liabilities, including those that are substantially past due.  We cannot assure that they will continue to forbear from collection efforts.  Our external financing efforts may be impaired by our limited revenues as well as the limited liquidity for our common stock.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At March 31, 2008, and December 31, 2007, no allowance for doubtful accounts was deemed necessary.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.  We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective January 1, 2009.  We are currently evaluating the impact of SFAS 161 on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXTON ENERGY, INC.
(Registrant)

Date: May 20, 2008	By:	/s/ Robert Freiheit
Robert Freiheit, President, Chief Executive Officer, and Chief Financial Officer