Form 10-Q
period 2008-06-30
PAXTON ENERGY INC
filed 2008-08-19
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2008, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of June 30, 2008, and December 31, 2007 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three and six months ended June 30, 2008 and 2007, and for the period from June 30, 2004 (date of inception) through June 30, 2008, and unaudited condensed statements of cash flows for the six months ended June 30, 2008 and 2007, and for the period from June 30, 2004 (date of inception) through June 30, 2008, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2007, included in our annual report on Form 10-KSB.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$14,149	$117,210
Accounts receivable	921	18,487
Prepaid expenses and other current assets	10,898	16,128
Total Current Assets	25,968	151,825

Property and Equipment, net of accumulated depreciation	3,193	2,790

Oil and gas properties, using full cost accounting	2,814,392	2,846,766

Total Assets	$2,843,553	$3,001,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$270,318	$223,944
Payable to Bayshore Exploration L.L.C.	298,764	358,303
Payable to related party	3,120	-
Accrued registration right penalties and interest	530,412	500,209
Total Current Liabilities	1,102,614	1,082,456

Long-Term Asset Retirement Obligation	36,643	35,076

Stockholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,23,586,139 shares shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,229,177	7,229,177
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(4,482,172)	(4,302,619)
Total Stockholders' Equity	1,704,296	1,883,849

Total Liabilities and Stockholders' Equity	$2,843,553	$3,001,381

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2008	2007	2008	2007	June 30, 2008

Oil and gas revenues, net	$19,633	$19,830	$36,424	$42,067	$316,958

Costs and Operating Expenses
Lease operating expenses	18,564	11,412	33,689	16,257	101,933
Impairment loss on oil and gas properties	-	-	-	-	1,739,545
Accretion of asset retirement obligations	783	492	1,567	984	4,622
General and administrative expense	73,509	170,602	150,886	393,700	1,496,897
Stock-based compensation	-	-	-	-	1,468,575
Total costs and operating expenses	92,856	182,506	186,142	410,941	4,811,572

Loss from operations	(73,223)	(162,676)	(149,718)	(368,874)	(4,494,614)

Other income (expense)
Interest income	-	5,801	368	14,018	63,982
Gain on derivative liability valuation	-	-	-	-	1,066,295
Interest expense	(15,101)	(15,102)	(30,203)	(27,430)	(160,463)
Interest expense from amortization of discount on secured convertible notes and other debt	-	-	-	-	(957,372)
	(15,101)	(9,301)	(29,835)	(13,412)	12,442

Net Loss	$(88,324)	$(171,977)	$(179,553)	$(382,286)	$(4,482,172)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,586,139	22,976,139	23,586,139	22,976,139

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2008	2007	June 30, 2008

Cash Flows From Operating Activities
Net loss	$(179,553)	$(382,286)	$(4,482,172)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on oil and gas properties	-	-	1,739,545
Stock-based compensation for services	-	-	1,468,575
Gain on derivative liability valuation	-	-	(1,066,295)
Interest expense from amortization of discount on secured convertible notes and other debt	-	-	957,372
Accretion of asset retirement obligations	1,567	984	4,622
Depreciation expense	734	552	1,970
Changes in assets and liabilities:
Accounts receivable	12,714	3,996	(5,773)
Prepaid expenses and other current assets	5,230	(6,479)	(10,898)
Accounts payable and accrued liabilities	46,374	100,784	275,170
Payable to related party	3,120	-	3,120
Accrued registration rights penalties and interest	30,203	61,896	122,634
Accrued interest	-	-	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(79,611)	(220,553)	(851,756)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(22,313)	(123,112)	(1,899,052)
Purchase of property and equipment	(1,137)	(712)	(5,163)
Net Cash Used In Investing Activities	(23,450)	(123,824)	(1,904,215)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	680,000
Proceeds from issuance of demand note to stockholder	-	-	25,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(414,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	-	-	2,770,120
Net Increase (Decrease) In Cash And Cash Equivalents	(103,061)	(344,377)	14,149
Cash and Cash Equivalents At Beginning Of Period	117,210	750,650	-
Cash and Cash Equivalents At End Of Period	$14,149	$406,273	$14,149

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, and for the period from June 30, 2004 (date of inception) through December 31, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2008, its results of operations for the three months ended June 30, 2008 and 2007, and its results of operations and cash flows for the six months ended June 30, 2008 and 2007 and for the period from June 30, 2004 (date of inception), through June 30, 2008.  The results of operations for the three months and the six months ended June 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $88,324 and $179,553 for the three months and the six months ended June 30, 2008 and $1,104,868 for the year ended December 31, 2007, and used $79,611 and $401,453 of cash in its operating activities during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.  Through June 30, 2008, the Company has accumulated a deficit during the exploration stage of $4,482,172.  At June 30, 2008, the Company has a working capital deficit of $1,076,646 including current liabilities of $1,102,614.  The current liabilities are principally composed of accrued registration right penalties and interest of $530,412, payables to Bayshore of $298,764, and other accounts payable and accrued liabilities of $270,318.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at June 30, 2008 or 2007.

Reclassifications – Certain historical amounts have been reclassified in the current presentation of the condensed statements of operations to conform to the 2008 presentation.  These reclassifications had no effect on net loss for the prior historical periods presented.

(B)           Oil and Gas Properties

During the six months ended June 30, 2008, the Cooke No. 3 was re-completed.  The Company has an 8.5% working interest in the Cooke No. 3 well.  The Company’s share of the re-completion costs for the Cooke No. 3 well was $63,750, of which $22,313 has been paid and the difference has been included in the Payable to Bayshore Exploration L.L.C.  The recompletion has been finished and the well has been placed back into service.

(C)           Supplemental Cash Flow Information

During the six months ended June 30, 2008, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the six months ended June 30, 2008, $43,073 was financed by Bayshore on open account at June 30, 2008.

•
During the six months ended June 30, 2008, the Company and Bayshore negotiated a reduction of the amounts owed to Bayshore on the original drilling costs and the remaining liability on the Cooke No. 3 well by $97,760.

During the six months ended June 30, 2007, there were no noncash investing and financing activities.

(D)           Subsequent Events

Amendment and Confirmation of Exploration Agreement – On July 21, 2008, the Company and Bayshore entered into an amendment and confirmation of their exploration Agreement dated March 1, 2006.  Pursuant to the amendment, the Company and Bayshore agreed, among other things, to the following provisions:

1.	On or before August 15, 2008, the Company will pay Bayshore $75,000 toward its liability with Bayshore;

2.	Upon payment of the initial $75,000, Bayshore will deliver to the Company 305,000 shares of restricted common stock for delivery to certain investors in the Company;

3.	On or before December 31, 2008, the Company will pay Bayshore the remaining balance of its liability;

4.	Upon execution of this amendment, Bayshore and the Company agreed to put the Company working interest in the Cooke No. 6 well up for sale, less a retained 10% working interest; and

5.	In the event that a sale of the Company’s working interest occurs on or before December 31, 2008, the proceeds of the sale shall be applied to any remaining balance owed to Bayshore.

Election to Participate in New Lease Acquisition – In June 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the Exploration Agreement dated March 1, 2006.  The Company exercised its right to purchase it proportionate share (31.75%) of that lease and agreed to pay Bayshore $17,463 on or before August 21, 2008 for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company has entered into a not yet documented oral arrangement for participation in a farm out whereby the Company retains an approximately 4% fully carried working interest in a well being drilled on the new lease by third parties.

The Company is currently seeking extensions on the August 15 and August 21, 2008, due dates for payments to Bayshore, and if the Company is unable to obtain such extensions and make payments timely, the foregoing agreements may not become effective or Bayshore may be able to assert other remedies against the Company.

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

Overview

We are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, operated by Bayshore Exploration, L.L.C. (“Bayshore”).

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Oil and Gas Revenues

Our oil and gas revenue was $19,633 and $36,424 for the three and six months ended June 30, 2008, compared to $19,830 and $42,067 for the three and six months ended June 30, 2007, representing a decrease of $197, or 1.0%, for the three-month period and a decrease of $5,643, or 13.4% for the six-month period.  The decrease in revenues for the six months ended June 30, 2008 was principally due to decreased oil and gas production in the quarter ended March 31, 2008 related to well recompletion difficulties.  Management has not received units of production and pricing information on which to base detailed comparisons.

Cost and Operating Expenses

Our costs and operating expenses were $92,856 and $186,142 for the three and six months ended June 30, 2008, compared to $182,506 and $410,941 for the three and six months ended June 30, 2007, representing a decrease of $89,650, or 49.1%, for the three-month period, and a decrease of $224,799, or 54.7% for the six-month period.

Lease Operating Expenses — Lease operating expenses were $18,564 and $33,689 for the three and six months ended June 30, 2008, compared to $11,412 and $16,257 for the three and six months ended June 30, 2007, representing an increase of $7,152, or 62.7%, for the three-month period, and an increase of $17,432, or 107.2% for the six-month period.  The increase for both the three and six month periods primarily relates to increased costs on the Cooke No. 5 and No. 6 wells as a result of recompletion costs.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $783 and $1,567 for the three and six months ended June 30, 2008, compared to $492 and $984 for the three and six months ended June 30, 2007, representing an increase of $291, or 59.1%, for the three-month period and an increase of $583, or 59.2%, for the six-month period.  The increase in accretion of asset retirement obligations expenses reflects the increase in the number of wells which we have participated in.

General and Administrative Expense — General and administrative expense was $73,509 and $150,886 for the three and six months ended June 30, 2008, as compared to $170,602 and $393,700 for the three and six months ended June 30, 2007, representing a decrease of $97,093, or 56.9%, for the three-month period, and a decrease of $242,814, or 61.7%, for the six-month period.  The decrease in general and administrative expense during the three and six months ended June 30, 2008 is related primarily to 1) decreases in legal and auditing costs, and registration rights penalties that were incurred in the prior year related to the process of registering our common stock during the prior year, 2) reduced travel and related expenses, and 3) decreases in salary expense because the chief executive office ceased taking compensation effective March 1, 2008.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months and six months ended June 30, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income

Interest Income — We had interest income of $0 and $368 for the three and six months ended June 30, 2008, as compared to $5,801 and $14,018 for the three and six months ended June 30, 2007, representing a decrease of $5,801 or 100% for the three-month period, and a decrease of $13,650 or 97.4% for the six-month period.  This decrease is due to a decrease in balances of cash and cash equivalents from $750,650 at January 1, 2007 to $14,149 at June 30, 2008.

Interest Expense — We had interest expense of $15,101 and $30,203 for the three and six months ended June 30, 2008, as compared to $15,102 and $27,430 for the three and six months ended June 30, 2007.  All interest expense relates to interest accrued on the liability for the registration rights penalty.

Liquidity and Capital Resources

At June 30, 2008, our principal source of liquidity consisted of $14,149 of cash and cash equivalents, as compared to $117,210 of cash and cash equivalents at December 31, 2007.  At June 30, 2008, we had a working capital deficit of $1,076,646 as compared to a deficit of $930,631 as of December 31, 2007.  In addition, our stockholders’ equity was $1,704,296 at June 30, 2008, compared to stockholders’ equity of $1,883,849 at December 31, 2007, a decrease in equity of $179,553 as a result of our net loss for the six months ended June 30, 2008.

Our operations used net cash of $79,611 during the six months ended June 30, 2008, as compared to using $220,553 of net cash during the six months ended June 30, 2007.  Net cash used in operating activities consists of our net loss, adjusted principally for changes in the non-cash elements of our working capital.  The $140,942 decrease in the net cash used in our operating activities primarily resulted from reduced cash expenditures during the six months ended June 30, 2008, principally due to decreased cash available to pay for operations.

Investing activities for the six months ended June 30, 2008, used $23,450 of net cash, as compared to $123,824 net cash used during the six months ended June 30, 2007.  Cash used in investing activities principally relates to expenditures for exploration and development of oil and gas properties.

Financing activities provided no net cash during either of the six month periods ended June 30, 2008, or June 30, 2007.

We are focusing our efforts on continuing production from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  In order to do so we will be required to increase our revenues substantially and to seek additional external capital.  Without external funding we will be unable to substantially reduce our working capital deficit or reduce our current liabilities, including those that are substantially past due.  We cannot assure that they will continue to forbear from collection efforts.  Our external financing efforts may be impaired by our limited revenues, our continuing inability to identify and exploit oil opportunities notwithstanding recent record crude oil prices, as well as the limited liquidity for our common stock.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At June 30, 2008, and December 31, 2007, no allowance for doubtful accounts was deemed necessary.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for our fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on our financial statements.  We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes we elect for similar types of assets and liabilities. We adopted SFAS 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities.  Therefore, the adoption of SFAS 159 did not have any impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.  We do not expect that it will have any immediate effect on our financial statements; however, the revised standard will govern the accounting for any future business combinations that we may enter into.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. OTHER INFORMATION

Subsequent to the end of the quarter, we entered into an agreement to restructure our relationship with Bayshore Exploration, Inc.  Pursuant to the agreement, we agreed with Bayshore to the following provisions:

1.	On or before August 15, 2008, the Company will pay Bayshore $75,000 toward its liability with Bayshore;

2.	Upon payment of the initial $75,000, Bayshore will deliver to the Company 305,000 shares of restricted common stock for delivery to certain investors in the Company;

3.	On or before December 31, 2008, the Company will pay Bayshore the remaining balance of its liability;

4.	Upon execution of this amendment, Bayshore and the Company agreed to put the Company working interest in the Cooke No. 6 well up for sale, less a retained 10% working interest; and

5.	In the event that a sale of the Company’s working interest occurs on or before December 31, 2008, the proceeds of the sale shall be applied to any remaining balance owed to Bayshore.

Also on July 21, 2008, we entered into a separate letter agreement with Bayshore, a copy of which is attached hereto as Exhibit 10.02, to exercise our right under the Exploration Agreement of March 1, 2006, between Bayshore and us, to purchase its proportionate share (31.75%) in a 220 acre lease acquired by Bayshore in the area defined as the Area of Mutual Interest in the Exploration Agreement in LaSalle County, Texas, for a price of $17,463 to be paid by us to Bayshore on or before August 21, 2008.  In connection with that new lease, we have entered into a not yet documented oral arrangement for participation in a farm out whereby we retain an approximately 4% fully carried working interest in a well being drilled on the new lease by third parties.

We are currently seeking extensions on the August 15 and August 21, 2008, due dates for payments to Bayshore, and if we are unable to obtain such extensions and make payments timely, the foregoing agreements may not become effective or Bayshore may be able to assert other remedies against us.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location
Item 10	Material Contracts
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated July 21, 2008, re: Amendment of Exploration Agreement of March 1, 2006.	Attached
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated July 21, 2008, re: Election to Participate in 220 Acre Lease.	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

PAXTON ENERGY, INC.
(Registrant)

Date: August 19, 2008	By:	/s/ Robert Freiheit
Robert Freiheit, President, Chief Executive Officer, and Chief Financial Officer