Form 10-Q
period 2008-09-30
PAXTON ENERGY INC
filed 2008-11-19
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2008, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of September 30, 2008, and December 31, 2007 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations for the three and nine months ended September 30, 2008 and 2007, and for the period from June 30, 2004 (date of inception) through September 30, 2008, and unaudited condensed statements of cash flows for the nine months ended September 30, 2008 and 2007, and for the period from June 30, 2004 (date of inception) through September 30, 2008, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2007, included in our annual report on Form 10-KSB.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$36,916	$117,210
Receivable from attorney's trust account	117,498	$-
Accounts receivable	7,458	18,487
Prepaid expenses and other current assets	10,759	16,128
Total Current Assets	172,631	151,825

Property and Equipment, net of accumulated depreciation	2,810	2,790

Oil and gas properties, using full cost accounting	1,466,862	2,846,766

Total Assets	$1,642,303	$3,001,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$240,035	$223,944
Payable to Bayshore Exploration L.L.C.	66,631	358,303
Notes payable, less unamortized discount	264,516	-
Accrued registration right penalties and interest	545,680	500,209
Total Current Liabilities	1,116,862	1,082,456

Long-Term Asset Retirement Obligation	37,426	35,076

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
23,586,139 shares shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,267,887	7,229,177
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(5,737,163)	(4,302,619)
Total Stockholders' Equity	488,015	1,883,849

Total Liabilities and Stockholders' Equity	$1,642,303	$3,001,381

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008

Oil and gas revenues, net	$12,588	$25,482	$49,012	$67,549	$329,546

Costs and Operating Expenses
Lease operating expenses	6,051	2,802	39,740	19,059	107,984
Impairment loss on oil and gas properties	1,200,000	-	1,200,000	-	2,939,545
Accretion of asset retirement obligations	784	492	2,351	1,476	5,406
General and administrative expense	38,841	155,220	189,727	548,920	1,535,738
Stock-based compensation	-	352,500	-	352,500	1,468,575
Total costs and operating expenses	1,245,676	511,014	1,431,818	921,955	6,057,248

Loss from operations	(1,233,088)	(485,532)	(1,382,806)	(854,406)	(5,727,702)

Other income (expense)
Interest income	-	4,288	368	18,306	63,982
Gain on derivative liability valuation	-	-	-	-	1,066,295
Interest expense	(18,677)	(15,267)	(48,880)	(42,697)	(179,140)
Interest expense from amortization of discount
on secured convertible notes and other debt	(3,226)	-	(3,226)	-	(960,598)
	(21,903)	(10,979)	(51,738)	(24,391)	(9,461)

Net Loss	$(1,254,991)	$(496,511)	$(1,434,544)	$(878,797)	$(5,737,163)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.02)	$(0.06)	$(0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,586,139	23,213,530	23,586,139	23,056,139

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2008	2007	September 30, 2008

Cash Flows From Operating Activities
Net loss	$(1,434,544)	$(878,797)	$(5,737,163)
Adjustments to reconcile net loss to net cash used in
operating activities
Impairment loss on oil and gas properties	1,200,000	-	2,939,545
Stock-based compensation for services	-	352,500	1,468,575
Gain on derivative liability valuation	-	-	(1,066,295)
Interest expense from amortization of discount on
secured convertible notes and other debt	3,226	-	960,598
Accretion of asset retirement obligations	2,351	1,476	5,406
Depreciation expense	1,117	840	2,353
Changes in assets and liabilities:
Accounts receivable	11,409	445	(7,078)
Prepaid expenses and other current assets	5,369	3,406	(10,759)
Accounts payable and accrued liabilities	18,718	121,184	247,514
Accrued registration rights penalties and interest	45,471	77,163	137,902
Accrued interest	-	-	17,874
Accrued compensation	-	-	122,500
Net Cash Used In Operating Activities	(146,883)	(321,783)	(919,028)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(39,776)	(231,275)	(1,916,515)
Purchase of property and equipment	(1,137)	(712)	(5,163)
Net Cash Used In Investing Activities	(40,913)	(231,987)	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and
other debt, and related beneficial conversion features and
common stock, less amounts held in attorney trust account	182,502	-	862,502
Proceeds from issuance of demand note to stockholder	-	-	25,000
Payment of payable to Bayshore Exploration L.L.C.	(75,000)	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	107,502	-	2,877,622
Net Increase (Decrease) In Cash And Cash Equivalents	(80,294)	(553,770)	36,916
Cash and Cash Equivalents At Beginning Of Period	117,210	750,650	-
Cash and Cash Equivalents At End Of Period	$36,916	$196,880	$36,916

Supplemental Schedule of Noncash Investing and Financing Activities—Note D.

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

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2007, and for the period from June 30, 2004 (date of inception) through December 31, 2007, included in the Company’s annual report on Form 10-KSB.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2008, its results of operations for the three months ended September 30, 2008 and 2007, and its results of operations and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from June 30, 2004 (date of inception), through September 30, 2008.  The results of operations for the three months and the nine months ended September 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $1,254,991 and $1,434,544 for the three months and the nine months ended September 30, 2008 and $1,104,868 for the year ended December 31, 2007, and used $146,883 and $401,453 of cash in its operating activities during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.  Through September 30, 2008, the Company has accumulated a deficit during the exploration stage of $5,737,163.  At September 30, 2008, the Company has a working capital deficit of $944,231 including current liabilities of $1,116,862.  The current liabilities are principally composed of accrued registration right penalties and interest of $545,680, notes payable (less unamortized discount) of $264,516, and other accounts payable and accrued liabilities of $240,035.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, management will continue production from the Company’s La Salle County, Texas, wells.  Additionally, the Company intends to rely on participation in farm-out agreements to provide additional cash to the Company.  Under such farm-out agreements, various other parties undertake the operations of the wells with no cost to the Company.  In these farm-outs, the Company will generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells.  As described in Note B, the Company has entered into a farm-out agreement related to their interest in a newly-acquired lease of 220 acres in LaSalle County, Texas.  The Company and Bayshore are currently negotiating a more extensive farm-out arrangement of other oil and gas interests, although no agreement has yet been reached.

Without additional sources of cash, the Company will be unable to substantially reduce its working capital deficit or reduce its current liabilities, including those that are substantially past due.  The Company’s creditors may not continue to forbear from collection efforts.  Management’s external financing efforts may be impaired by the Company’s limited revenues, as well as the limited liquidity for the Company’s common stock.  There is no assurance that additional capital funding would be available through private or public equity financing or bank financing, including any funds that the Company may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect the Company’s ability to obtain financing.  The Company has no financing arrangements with any person to obtain additional funding on any terms and cannot assure that it will be able to do so.  If the Company is unable to obtain additional capital funding, it may be required to sell assets, reduce its holdings of oil and gas properties or merge with another entity in order to generate sufficient cash to liquidate its liabilities.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share at September 30, 2008 or 2007.

Reclassifications – Certain historical amounts have been reclassified in the current presentation of the condensed statements of operations to conform to the 2008 presentation.  These reclassifications had no effect on net loss for the prior historical periods presented.

(B)           Oil and Gas Properties

Amendment and Confirmation of Exploration Agreement – During the three months ended September 30, 2008, the Company and Bayshore entered into an amendment and confirmation of their exploration Agreement dated March 1, 2006.  Pursuant to the amendment, the Company and Bayshore agreed, among other things, to the following provisions:

1.	The Company would pay Bayshore $75,000 toward its liability with Bayshore;

2.	Upon payment of the $75,000, Bayshore would deliver to the Company 300,000 shares of the Company’s restricted common stock for delivery to certain investors in the Company;

3.	On or before December 31, 2008, the Company will pay Bayshore the remaining balance of its liability;

4.	Bayshore and the Company agreed to put the Company working interest in the Cooke No. 6 well up for sale, less a retained 10% working interest; and

5.	In the event that a sale of the Company’s working interest occurred on or before December 31, 2008, the proceeds of the sale shall be applied to any remaining balance owed to Bayshore.

Pursuant to this amendment, the Company did sell a 21.75% working interest in the Cooke No. 6 well effective September 1, 2008 for $164,993 and the proceeds were applied directly against the Company’s liability to Bayshore.  The proceeds from the sale of the working interest were applied to reduce the carrying value of oil and gas properties, and no gain or loss was recognized on the sale.  Additionally, from the proceeds of the issuance of notes payable described in Note C, the Company paid Bayshore $75,000 against the Company’s liability to Bayshore and Bayshore delivered to the Company 300,000 shares of the Company’s restricted common stock.

Election to Participate in New Lease Acquisition – In June 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the Exploration Agreement dated March 1, 2006.  The Company exercised its right to purchase it proportionate share (31.75%) of that lease and paid Bayshore $17,463 during the quarter ended September 30, 2008 for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retains an approximately 4% fully carried working interest in a well being drilled on the new lease by third parties.

Impairment of Oil and Gas Properties – Long-lived assets, such as oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change.  At September 30, 2008, the Company has determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company has recognized an additional impairment loss during the three months and the nine months ended September 30, 2008 in the amount of $1,200,000, reducing the carrying value for wells drilled to $202,576.  Other oil and gas properties with a carrying value of $1,264,286, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the cost, which management believes to be lower than fair value.  Management’s estimate of fair value is based upon estimated future cash flows from the properties.

(C)           Issuance of Promissory Notes

On September 3, 2008, the Company issued secured promissory notes to six individuals in the aggregate amount of $300,000, including $75,000 from two relatives of the Company’s Chief Executive Officer.  The proceeds were deposited into the escrow account of an attorney.  Of the proceeds received, $120,000 has been disbursed to reduce liabilities to Bayshore and to certain others, $17,463 was paid to Bayshore for an interest in an oil and gas lease, $40,000 was disbursed to the Company for working capital, and $5,039 was paid for escrow and other fees.  At September 30, 2008, $117,498 of the proceeds remain in the attorney’s trust account.  The promissory notes bear interest at 12% per annum, payable monthly.  The promissory notes are due September 1, 2009 and are secured by all of the assets of the Company.

In connection with the amendment of the Exploration Agreement, as discussed in Note B, or in anticipation of the issuance of the promissory notes, Bayshore and the Chief Operating Officer of the Company each transferred 300,000 shares of the Company’s common stock to certain of the noteholders as an inducement to make the loans to the Company, all of whom are unaffiliated with the Company.  The shareholders of the Company suffered no dilution by reason of the transaction.  For accounting purposes only, the transaction was treated as if the shares were first contributed to the Company, and then reissued to the noteholders.  The proceeds of the issuance were allocated to the promissory notes and, if applicable, to the common stock based on their relative fair values.  The resulting allocation was $261,290 to the promissory notes and $38,710 to the common stock.  The allocation resulted in a $38,710 discount to the promissory notes, which is being amortized as a non-cash charge to interest expense over the term of the promissory notes.

(D)           Supplemental Cash Flow Information

During the nine months ended September 30, 2008, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the nine months ended September 30, 2008, $43,073 was financed by Bayshore on open account.

•
During the nine months ended September 30, 2008, the Company and Bayshore negotiated a reduction of the amounts owed to Bayshore on the original drilling costs and the remaining liability on the Cooke No. 3 well by $97,760.

•
Effective September 1, 2008, the Company sold a 21.75% working interest in the Cooke No. 6 well through Bayshore for $164,993 and the proceeds were applied directly against the Company’s liability to Bayshore.

During the nine months ended September 30, 2007, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the nine months ended September 30, 2007, $192,924 was financed by Bayshore on open account.

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

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2008 and 2007

Oil and Gas Revenues

Our oil and gas revenue was $12,588 and $49,012 for the three and nine months ended September 30, 2008, compared to $25,482 and $67,549 for the three and nine months ended September 30, 2007, representing a decrease of $12,894, or 51%, for the three-month period and a decrease of $18,537, or 27% for the nine-month period.  The decrease in revenues for the three and nine months ended September 30, 2008, was principally due to the Cooke No. 3 well being shut in during part of 2008 for attempted recompletion in other formations.  Management has not received units of production and pricing information on which to base detailed comparisons.

Cost and Operating Expenses

Our costs and operating expenses were $1,245,676 and $1,431,818 for the three and nine months ended September 30, 2008, compared to $511,014 and $921,955 for the three and nine months ended September 30, 2007, representing an increase of $734,662 , or 144%, for the three-month period, and an increase of $509,863, or 55% for the nine-month period.

Lease Operating Expenses — Lease operating expenses were $6,051 and $39,740 for the three and nine months ended September 30, 2008, compared to $2,802 and $19,059 for the three and nine months ended September 30, 2007, representing an increase of $3,249, or 116%, for the three-month period, and an increase of $20,681, or 109% for the nine-month period.  The increase for both the three and nine month periods primarily relates to increased costs on the Cooke No. 5 and No. 6 wells as a result of recompletion costs.

Impairment Loss on Oil and Gas Properties — At September 30, 2008, the Company has determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company has recognized an additional impairment loss during the three months and the nine months ended September 30, 2008 in the amount of $1,200,000, reducing the carrying value for wells drilled to $202,576.  Other oil and gas properties with a carrying value of $1,264,286, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the cost, which management believes to be lower than fair value.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $784 and $2,351 for the three and nine months ended September 30, 2008, compared to $492 and $1,476 for the three and nine months ended September 30, 2007, representing an increase of $292, or 59%, for the three-month period and an increase of $875, or 59%, for the nine-month period.  The increase in accretion of asset retirement obligations expenses reflects the increase in the number of wells which we have participated in.

General and Administrative Expense — General and administrative expense was $38,841 and $189,727 for the three and nine months ended September 30, 2008, as compared to $155,220 and $548,920 for the three and nine months ended September 30, 2007, representing a decrease of $116,379, or 75%, for the three-month period, and a decrease of $359,193, or 65%, for the nine-month period.  The decrease in general and administrative expense during the three months ended September 30, 2008 is related primarily to 1) decreases in consulting services from investor relations consultants, 2) reduced travel and related expenses, and 3) decreases in salary expense because the chief executive office ceased taking compensation effective March 1, 2008.  The decrease in general and administrative expense during the nine months ended September 30, 2008 is related primarily to 1) decreases in legal and auditing costs, and registration rights penalties that were incurred in the prior year related to the process of registering our common stock during the prior year, 2) decreases in consulting services from investor relations consultants, 3) reduced travel and related expenses, and 4) decreases in salary expense because the chief executive office ceased taking compensation effective March 1, 2008.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months and nine months ended September 30, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income

Interest Income — We had interest income of $0 and $368 for the three and nine months ended September 30, 2008, as compared to $4,288 and $18,306 for the three and nine months ended September 30, 2007, representing a decrease of $4,288 or 100% for the three-month period, and a decrease of $17,938 or 98% for the nine-month period.  This decrease is due to a decrease in balances of cash and cash equivalents from $750,650 at January 1, 2007 to $36,916 at September 30, 2008.

Interest Expense — We had interest expense of $18,677 and $48,880 for the three and nine months ended September 30, 2008, as compared to $15,267 and $42,697 for the three and nine months ended September 30, 2007.  Substantially all interest expense relates to interest accrued on the liability for the registration rights penalty.  Commencing in September 2008, we are incurring interest of $3,000 per month on newly issued notes payable in the principal amount of $300,000.

Liquidity and Capital Resources

At September 30, 2008, our principal source of liquidity consisted of $36,916 of cash and cash equivalents plus $117,498 being held in our attorney’s trust account, as compared to $117,210 of cash and cash equivalents at December 31, 2007.  At September 30, 2008, we had a working capital deficit of $944,231 as compared to a deficit of $930,631 as of December 31, 2007.  In addition, our stockholders’ equity was $488,015 at September 30, 2008, compared to stockholders’ equity of $1,883,849 at December 31, 2007, a decrease in equity of $1,395,834 principally as a result of our net loss for the nine months ended September 30, 2008.

Our operations used net cash of $146,883 during the nine months ended September 30, 2008, as compared to using $321,783 of net cash during the nine months ended September 30, 2007.  Net cash used in operating activities consists of our net loss, adjusted principally for the non-cash impairment loss recognized during the nine months ended September 30, 2008 plus changes in the non-cash elements of our working capital.  The $174,900 decrease in the net cash used in our operating activities primarily resulted from reduced cash expenditures during the nine months ended September 30, 2008, principally due to decreased cash available to pay for operations.

Investing activities for the nine months ended September 30, 2008, used $40,913 of net cash, as compared to $231,987 net cash used during the nine months ended September 30, 2007.  Cash used in investing activities principally relates to expenditures for exploration and development of oil and gas properties.

Financing activities provided $107,502 of net cash during the nine month period ended September 30, 2008, as compared to no net cash during the nine months ended September 30, 2007.  This net increase of $107,502 reflects our issuance of promissory notes in September 2008 in the amount of $300,000 less amounts retained in our attorney’s trust account, and less $75,000 paid to Bayshore for amounts financed by them.

We are focusing our efforts on continuing production from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  Additionally, the Company intends to rely on participation in farm-out agreements to provide additional cash to the Company along with increasing the value of our leaseholds.  Under such farm-out agreements, various other parties undertake the operations of the wells with no cost to the Company.  In these farm-outs, the Company will generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells.  As described in Note B to the financial statements included herein, the Company has entered into a farm-out agreement related to their interest in a newly-acquired lease of 220 acres in LaSalle County, Texas.  The Company and Bayshore are currently negotiating with third parties a more extensive farm-out arrangement of other oil and gas interests, although no agreement has yet been reached.  In order to do so we will be required to increase our revenues substantially and to seek additional external capital.  Without external funding we will be unable to substantially reduce our working capital deficit or reduce our current liabilities, including those that are substantially past due.  We cannot assure that they will continue to forbear from collection efforts.  Our external financing efforts may be impaired by our limited revenues, our continuing inability to identify and exploit oil opportunities notwithstanding recent record crude oil prices, as well as the limited liquidity for our common stock.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing, including any funds that we may seek from existing stockholders.  Without additional sources of cash, the Company will be unable to substantially reduce its working capital deficit or reduce its current liabilities, including those that are substantially past due.  The Company’s creditors may not continue to forbear from collection efforts.  Management’s external financing efforts may be impaired by the Company’s limited revenues, as well as the limited liquidity for the Company’s common stock.  There is no assurance that additional capital funding would be available through private or public equity financing or bank financing, including any funds that the Company may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.  If the Company is unable to obtain additional capital funding, it may be required to sell assets, reduce its holdings of oil and gas properties or merge with another entity in order to generate sufficient cash to liquidate its liabilities.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At September 30, 2008, and December 31, 2007, no allowance for doubtful accounts was deemed necessary.

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

Impairment of Long-Lived Assets

Long-lived assets, including oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

1.           Sale of Secured Promissory Notes.  On September 3, 2008, we completed the sale of $300,000 in Secured Promissory Notes to six investors, including $75,000 from two relatives of Robert Freiheit, our officer and director, in a private placement transaction.  The promissory notes are secured by all of our assets and were sold in connection with the execution of Security Agreements with each of the six investors.  Copies of the Form of Secured Promissory Note along with a related schedule of holders and the Form of Security Agreement along with a related schedule of secured parties are attached hereto as Exhibits 10.22 and 10.23, respectively.  All of the purchasers of such Secured Promissory Notes were accredited investors and current holders of our securities.  In connection with the amendment of the Exploration Agreement, as discussed below and in Note B to the financial statements contained herein, or in anticipation of the issuance of the promissory notes, Bayshore and the Chief Operating Officer of the Company each transferred 300,000 shares of the Company’s common stock to certain of the noteholders as an inducement to make the loans to the Company, all of whom are unaffiliated with the Company.  The shareholders of the Company suffered no dilution by reason of the transaction.

2.           Amendment and Confirmation of Exploration Agreement. During the three months ended September 30, 2008, the Company and Bayshore entered into an amendment and confirmation of their exploration Agreement dated March 1, 2006.  Pursuant to the amendment, the Company and Bayshore agreed, among other things, to the following provisions:

1.	The Company would pay Bayshore $75,000 toward its liability with Bayshore;

2.	Upon payment of the $75,000, Bayshore would deliver to the Company 300,000 shares of restricted common stock for delivery to certain investors in the Company;

3.	On or before December 31, 2008, the Company will pay Bayshore the remaining balance of its liability;

4.	Bayshore and the Company agreed to put the Company working interest in the Cooke No. 6 well up for sale, less a retained 10% working interest; and

5.	In the event that a sale of the Company’s working interest occurred on or before December 31, 2008, the proceeds of the sale shall be applied to any remaining balance owed to Bayshore.

Pursuant to this amendment, the Company sold a 21.75% working interest in the Cooke No. 6 well, held of record by Bayshore for the benefit of the Company, effective September 1, 2008 for $164,993 and the proceeds were applied directly against the Company’s liability to Bayshore.  The proceeds from the sale of the working interest were applied to reduce the carrying value of oil and gas properties, and no gain or loss was recognized on the sale.  A copy of the Assignment and Bill of Sale, between Bayshore, a record owner on behalf of the Company, and Entheos Technoloiges, a Nevada Corporation, for this disposition is attached hereto as Exhibit 10.24.  Additionally, from the proceeds of the Sale of Promissory Notes completed on September 3, 2008, described above, the Company paid Bayshore $75,000 against the Company’s liability to Bayshore and Bayshore delivered to the Company 300,000 shares of restricted common stock.  The July 21, 2008, letter agreement between the Company and Bayshore as to the Amendment of the Exploration Agreement of March 1, 2006, was filed as Exhibit 10.01 to our quarterly report on Form 10-Q for the period ended June 30, 2008, filed on August 19, 2008.

3.           Election to Participate in New Lease Acquisition.  In June 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the Exploration Agreement dated March 1, 2006.  The Company exercised its right to purchase it proportionate share (31.75%) of that lease and paid Bayshore $17,463 during the quarter ended September 30, 2008 for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retains an approximately 4% fully carried working interest in a well being drilled on the new lease by third parties.  A well has been completed on this acreage and the operator is currently testing production.  The July 21, 2008, letter agreement between the Company and Bayshore as to the Company’s Election to Participate in this New Lease Acquisition was filed as Exhibit 10.02 to our quarterly report on Form 10-Q for the period ended June 30, 2008, filed on August 19, 2008.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.22	Form of Secured Promissory Note, dated September 3, 2008, with related schedule of holders	Attached
10.23	Form of Security Agreement, dated September 3, 2008, with related schedule of secured parties	Attached
10.24	Assignment and Bill of Sale related to Sale of Working Interest in Cook No. 6 (21.75% working interest) effective September 1, 2008	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

PAXTON ENERGY, INC.
(Registrant)

Date: November 19, 2008	By:	/s/ Robert Freiheit
Robert Freiheit, President, Chief Executive Officer, and Chief Financial Officer