Form 10-K
period 2008-12-31
PAXTON ENERGY INC
filed 2009-04-21
CIK 1342643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 000-52590

PAXTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2533 North Carson Street, Suite 6232 Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

775-841-5049
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $2,332,779.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 31, 2008, the issuer had 23,586,139 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

TABLE OF CONTENTS

Item		Page
	Part I
--	Special Note on Forward-Looking Statements	2
1	Business	3
1A	Risk Factors	12
1B	Unresolved Staff Comments	19
2	Properties	19
3	Legal Proceedings	19
4	Submission of Matters to a Vote of Security Holders	19

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
6	Selected Financial Data	21
7	Management’s Discussion and Analysis of Financial Condition and Results Of Operation	21
7A	Quantitative and Qualitative Disclosures about Market Risk	27
8	Financial Statements and Supplementary Data	27
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
9A(T)	Controls and Procedures	27
9B	Other Information	28

	Part III
10	Directors, Executive Officers and Corporate Governance	29
11	Executive Compensation	31
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
13	Certain Relationships and Related Transactions, and Director Independence	34
14	Principal Accounting Fees and Services	34

	Part IV
15	Exhibits, Financial Statement Schedules	36
--	Signatures	39
--	Index to Financial Statements	F-1
--	Report of Independent Registered Public Accounting Firm	F-2

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

We have working interests ranging from 3.97% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property.  Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit.  After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned.  A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest.  It is the percentage of production that each party actually receives.

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

Business

We are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, all operated by Bayshore.

We have working interests ranging from 3.97% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  During 2008, we participated in the completion of the Cartwright No. 3 well and the re-completion of the Cooke No. 3 well.  In the third quarter of 2008, the Cartwright No. 3 well was placed into production through a farm-out arrangement with Corrizo Exploration, Inc.  The Cartwright No. 3 well is currently producing.  As of March 31, 2008, the Cooke No. 3 well had been re-completed and was producing before subsequent mechanical problems that forced us to shut-in the Cooke No. 3 well in April 2008.  The Cooke No. 3 well was put back into production in early March 2009 and is currently producing.  The Cooke No. 5 well was shut-in in September 2008 due to production at non-economic levels and is scheduled to be plugged and abandoned.  Production from the Cooke No. 2 well decreased significantly in the second half of 2008, and we are currently planning paraffin treatments and/or other procedures to enhance production.  The Fiedler No. 1 well had no production in the first half of 2008 and was shut-in in July 2008, and was sold for salvage value in December 2008.  The Cooke No. 6 well is currently producing.  As of April 15, 2009, we had an aggregate of 0.5 net producing wells with aggregate net production of approximately 440 thousand cubic feet, or Mcf, of gas and 180 barrels of oil per month.

We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, to increase production and establish reserves.  We have issued an aggregate of 907,000 shares of common stock to Bayshore or its principal, Jamin Swantner, as partial consideration for various exploration rights, along with 100,000 shares for advisory services, so that together with an additional 50,000 shares they have acquired privately, they are now the owners of approximately 3.2% of our issued and outstanding stock.  From our inception through December 31, 2008, we have paid Bayshore or incurred $176,800 as additional consideration for exploration rights, $81,023 for seismic studies, $2,678,339 for well drilling and completion costs, and $326,463 to acquire additional exploration rights and leasehold near the Cooke Ranch.

We may diversify our opportunities and risk by seeking working interests in other prospects, relying on the experience and expertise of other operators, rather than building an internal exploration capability.  We will need to obtain additional funding to carry out such activities.

Business Strategy

The execution of any strategy for the future benefit of the company will require additional funds which we do not currently possess.  If we are able to raise such necessary additional funds, our strategy will be to expand our additional working interest holdings in the area surrounding the Cooke Ranch in an effort to increase our production and cash flow and build reserves through exploration and development drilling.  The principal components of our business strategy are:

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

In an effort to increase production from deeper reservoirs, in February 2008, we began operations to test the Cooke No. 3 well in the Pearsall formation at approximately 13,100 feet.  During the original drilling of this well in 2005, drilling encountered over 600 feet of Pearsall formation, which the operators believed warranted a further test.  Due to re-entry difficulties encountered during those operations, however, we decided to re-complete the well in the Escondido formation and review our options to test the Pearsall formation at 1300 feet at a later date.  As of March 31, 2008, the Cooke No. 3 well had been re-completed and was producing intermittently from a depth of approximately 6700 feet in the Escondido formation.  The Cooke No. 3 well produced intermittently at that depth in the Escondido from March 2008 to April 2008.  In April 2008, the Cooke No. 3 well was shut-in due to mechanical issues related to a packer in the well and a pump at the surface.  In early March 2009, we put the Cooke No. 3 back into production.  Since early March 2009, the Cooke No. 3 has produced at average rates of 850 gross barrels of oil per month and 3,100 gross Mcf per month.

Cooke No. 5 Well

The Cooke No. 5 well, located approximately 1,200 feet northwest of the Cooke No. 3 initial well, reached a total depth of 6,850 feet on September 3, 2006.  Bayshore completed this well for production in an approximately 200-foot section in the Escondido formation below a depth of approximately 6,650 feet and in November 2006 initiated production as it completes the installation of a tank battery and gas-gathering system and pipeline connection.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 5 well.  In 2008, production from the Cooke No. 5 well was at average rates of 360 gross barrels of oil per month and 600 gross Mcf of gas per month.  In September 2008, production from the Cooke No. 5 well was determined to be non-economic and the well was shut in.  We currently plan to plug and abandon the Cooke No. 5 well unless a salvage buyer can be found.

Cooke No. 2 Well

On October 12, 2006, we reached an agreement with Bayshore to bear 25% of the actual costs of re-completing the Cooke No. 2 well on the Cooke Ranch, estimated at approximately $500,000 for 100% of the working interest, in order to acquire a 25% working interest (17.5% net revenue interest) in the well and related 160 gross-acre drilling site.  Bayshore re-completed the well in an approximately 45-foot section at a depth of approximately 6,400-6,445 feet in the Escondido formation and in November 2006 initiated production as it completed the installation of a tank battery and construction of gas-gathering system and an approximately 4,000-foot pipeline connection.  We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007.  As of the first quarter of 2009, the Cooke No. 2 well was producing oil at a rate of 150-180 gross barrels per month and 150 gross Mcf per month.  During the first six months of 2008, this well produced oil at an average rate of 750 gross barrels per month and gas at an average rate of 3,750 gross Mcf per month. During the last six months of 2008, the Cooke No. 2 well produced oil at an average rate of 180 gross barrels per month with negligible gas production.   We are currently planning paraffin treatments and other procedures to enhance production from the Cooke No. 2 well.

Fiedler No. 1 Well

In July 2008, the Fiedler No. 1 well was shut-in.  In December 2008, the Fiedler No. 1 well was sold for salvage value.  We held an 18.75% working interest (14.0625% net revenue interest) in the Fiedler No. 1 well, and the Company’s portion of the sale proceeds was $16,406 and was applied against the Company’s liability to Bayshore.  Prior to the Company’s sale of the Fiedler No. 1 well, in 2008 it had no production.  The salvage purchaser will be responsible for compliance with the regulations of the Texas Railroad Commission applicable to the plugging and abandonment of the Fiedler No. 1 well.

Cooke No. 6 Well

The Cooke No. 6 well began production in September 2007.  We held a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 6 well at the time of its completion.  Our share of the drilling and completion costs for the Cooke No. 6 well were $260,337, of which $117,508 had been paid as of September, 2008.  On September 1, 2008, we sold a 21.75% working interest to an unrelated third party, leaving us with a 10.00% working interest and a net revenue interest of 7.50%.  As of September 2008, this well produced oil at an average rate of 1,050 barrels per month and gas at an average rate of 3,750 Mcf per month.  Production from the Cooke No. 6 well subsequently decreased with production as of March 1, 2009, at approximate rates of 450 gross barrels of oil per month and 600 gross Mcf per month.

Cartwright No. 3

In the third quarter of 2008, the Cartwright No. 3 was placed into production through a farm-out arrangement with Carrizo Exploration, Inc.  In the first four months following May 2008, the Cartwright No. 3 well produced at approximate rates of 1,350 barrels of oil per month and 6,600 Mcf of gas per month.  Production levels subsequently declined such that since November 2008, the Cartwright No. 3 well has produced at approximate rates of 300 gross barrels of oil per month and 2,550 gross Mcf  of gas per month.  We have a 3.97% working interest and 3.0% net revenue interest in the Cartwright No. 3 well.

Oil and Gas Sales

Oil from the wells is placed into tank batteries and picked up by one of several purchasers in the area as required.  During 2008 and 2007, our oil production accounted for approximately $39,000 and $68,000 of our revenues respectively.  Our gas production accounted for approximately $10,500 and $34,000 of our revenues in 2008 and 2007, respectively.  During 2008, our oil and gas have been sold on our behalf by Bayshore.

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

In 2008, we participated in activities related to the following wells, with the interests and results indicated as of April 14, 2009:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	9.0000%	6.8875%	6,660	Escondido	Producing.
Cooke No. 6	10.0000	7.5000	6,671	Escondido	Producing.
Cooke No. 2	25.0000	17.5000	6,400	Escondido	Producing at non-economic levels (awaiting enhancement/paraffin treatment).
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Shut in. (awaiting sale for salvage value).
Fiedler No. 1	18.7500	14.0625	8,170	Olmos	Sold for salvage value.
Cartwright No. 3	3.9700	3.0000	6,800	Escondido	Producing.

Lease Expansion Program

In June 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the exploration agreement between Bayshore and the Company, executed April 17, 2006, effective March 1, 2006.  The Company exercised its right to purchase it proportionate share (31.75%) of that lease and paid Bayshore $17,463 during the quarter ended September 30, 2008 for the Company’s share of the lease bonus and related expenses.  .  In the future, we plan to acquire additional leaseholds where appropriate for our financial benefit.  This would require raising significant funds which we currently do not possess.

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

We will need to obtain additional funding to participate in additional drilling.

Drilling Activities

The following table sets forth the wells drilled and completed by us during 2008 and 2007, respectively:

	2008		2007
	Gross	Net	Gross	Net
Development Wells:
Producing	--	--	--	--
Nonproducing	--	--	--	--
Total	--	--	--	--

Exploratory Wells:
Discoveries	1.00	0.04	4.00	1.10
Exploratory Dry Holes	--	--	--	--
Total	1.00	0.04	4.00	1.10

Productive Wells and Acreage

As of December 31, 2008, we had interests in productive wells as follows:

	Wells		Acreage		Average Daily Production (1)
	Gross	Net	Gross	Net	Gross	Net

Oil(2)	4.0	0.5	160	19	59	6
Gas	--	--	--	--	208	15
_______________
(1)	Average daily oil production is expressed in barrels of oil per day. Average daily gas production is expressed in thousands of cubic feet per day.
(2)	Wells producing both oil and gas were counted as oil wells. Includes the Cooke No. 2 well, which is not producing at economic levels and will be treated in an effort to enhance production.

All of the above wells are located in LaSalle County, Texas.

Wells and Acreage

The following table sets forth our gross and net acres of developed and undeveloped oil and gas leases as of December 31, 2008 and 2007, respectively:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
December 31, 2008	160	19	11,133	3,535
December 31, 2007	240	59	10,912	3,465

Production, Transportation, and Marketing

Our share of the oil produced is sold at posted field prices to an unaffiliated purchaser.  Posted prices are generally competitive among crude oil purchasers.  Our crude oil sales contracts may be terminated by either party upon 30 days’ notice.

No Proved Reserves

As of December 31, 2008, we have no proved reserves.

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

Employees and Consultants

Other than our executive officer, we have no employees.  From time to time, we may engage technical consultants to provide specific geological, geophysical, and other professional services.

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

ITEM 1A.  RISK FACTORS

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

We do not have sufficient personnel to audit Bayshore or the services it provides to us, so we have not completed an internal administrative or third party review of Bayshore’s field activities or expenditures.  We also have little or no basis by which to determine whether we are being charged competitive rates for the services provided to us by Bayshore.  We have not, and in the future, may not, obtain competitive bids for the services provided to us by Bayshore.  We do not know if the quantity and quality of services we receive from Bayshore are as beneficial to us as we could obtain from competitor negotiations.

Our spending on general and administrative costs is substantial despite our limited revenue.

We have and may continue to incur substantial costs for general and administrative expenses that are substantially greater than our limited revenue.  In 2008, we incurred general and administrative expenses of $236,147 while our net oil and gas revenue was only $49,485.

We have recognized substantial impairment loss on oil and gas properties with little generation of revenue.

To date, we have incurred $4,586,311 in oil and gas property acquisition and exploration costs, and we have recognized an impairment loss on oil and gas properties of $1,739,545 in 2006 and an additional impairment loss on oil and gas properties of $2,077,851 in 2008.  We generated oil and gas revenue of $49,485 in 2008 from properties with a carrying value under the full cost method as of December 31, 2008, of $587,886.  We may further impair the carrying value of our oil and gas properties in the future.  There is no guarantee that further exploration spending by us would produce differing results.  Further, we would require additional funding to participate in any additional exploration.

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

We have only two directors, one of whom is also our sole officer,  so we rely on manual systems without independent officers and employees to implement full, formal, internal control systems.  Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity.  This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

Our independent auditors have qualified their report to express substantial doubt about our ability to continue as a going concern.

The reports of our auditors on our consolidated financial statements for the years ended December 31, 2008 and 2007, contain an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  If we fail to continue as a going concern, our stockholders may suffer a complete loss of their investment.

We have a history of operating losses, which is likely to continue.

As of December 31, 2008, we had an accumulated deficit of $6,678,912, and expect that we will continue to incur losses and that our accumulated deficit will increase.  We reported losses of $2,376,293 and $1,104,868 for the years ended December 31, 2008 and 2007, respectively.  We anticipate that we will continue to incur losses from our exploration activities unless and until we are successful in establishing significant production.

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

During the last year, the trading price of our common stock has varied from a low of approximately $0.01 to a high of approximately $0.40.  The aggregate trading volumes for each of the four calendar quarters in 2008 were 1,063,783; 1,668,147; 1,273,795; and 951,463 shares, respectively.  Based on the aggregate volume of trading per month and the number of days of trading in our common stock per month, there was an average approximate volume of shares traded per day in our common stock in 2008 as reflected in the table below.  The trading volume above reflects the limited trading volume of our common stock, which creates the potential for significant changes in the trading price of our common stock as a result of relatively minor changes in the supply and demand.  It is likely that trading prices and volumes for our common stock will fluctuate in the future, without regard to our business activities.

Month of 2008	Volume of Shares Traded Per Day
December	26,288
November	6,866
October	10,551
September	14,076
August	13,186
July	31,877
June	36,282
May	22,168
April	20,032
March	7,999
February	25,025
January	19,205

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

Robert Freiheit and Thomas J. Manz, officers and directors, collectively beneficially own approximately 21.8% of our common stock.  Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions.  Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws.  Such actions could delay or prevent a change in our control.  In addition, the Nevada Revised Statutes restrict business combinations with interested stockholders, and our articles of incorporation contain provisions that may discourage, delay, or prevent a third party from acquiring control of the company by means of a tender offer, a proxy contest for a majority of the board of directors, or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to our company.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 2533 North Carson Street, Suite 6232, Carson City, Nevada 89706.  Our telephone number is 775-841-5049, and our facsimile number there is 775-883-2384.  This space is leased from Laughlin Associates, Inc., and includes approximately 500 square feet of private office space along with an additional 1100 square feet of shared conference, lobby, and technical space.  Laughlin Associates also provides us with reception and mail distribution services.  In March 2008, we renewed our lease through March 2009 for a single annual payment of $2,400.

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

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since April 2007 and reported in the Pink Sheets published by Pink Sheets, LLC, on at least an unsolicited basis since June 2005.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol PXTE on the Pink Sheets.  Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2009:
First Quarter to April 14, 2009	$0.01	$0.06

2008:
Fourth Quarter	0.01	0.08
Third Quarter	0.08	0.18
Second Quarter	0.12	0.29
First Quarter	0.23	0.39

2007:
Fourth Quarter	0.19	0.72
Third Quarter	0.53	1.00
Second Quarter	0.75	1.70
First Quarter	0.95	1.45

On April 13, 2009, the Pink Sheets reported that the closing price for our common stock was $0.03 per share.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of April 14, 2009, we had approximately 79 stockholders.

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

Equity Compensation Plans

During 2008, we have not had any equity compensation plans or issued any shares pursuant to any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to our company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

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

Overview

We are a small oil and gas exploration and production company.  In June 2005, we acquired our first working interest in an oil and gas property.  The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005.  We began production from three additional wells in 2006, acquired additional interests in oil and gas properties, and drilled three dry holes.  In 2007, we drilled two additional wells. During 2008, we participated in the farm out of our interest in a new well drilled by others, retaining a small interest in the new well.  We continue to be considered an exploration-stage company due to the absence of significant revenue.

We have no proved reserves.  For the period from June 30, 2004, the date of our inception, to December 31, 2008, we have incurred $6,990,000 of costs and operating expenses, principally consisting of an impairment losses of $3,820,000 on oil and gas properties, $1,580,000 of general and administrative expenses, and $1,470,000 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a stock option granted to a director, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services.  The impairment losses of $3,820,000 were due to the determination by us that capitalized costs for wells drilled and other oil and gas properties were in excess of estimated present value of future cash flow from those properties.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations.  In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features.  Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes.  This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a non-cash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.”  These charges totaled approximately $970,000 as of December 31, 2008.

In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective.  We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under Financial Accounting Standards Board Staff Position on EITF 00-19 (FSP EITF 0019-2).  In accordance with FSP EITF 0019-2, we have recorded a estimated liability of $434,466 (plus interest of $126,481 through December 31, 2008) for probable payments that will be payable under the registration rights agreement.  The estimated penalty has been principally charged against the proceeds from the offering, after recognizing a cumulative-effect adjustment to stockholders’ equity and specifically to retained earnings (deficit) on October 1, 2006, for the change in the method of accounting for the registration payment arrangement in accordance with FSP 00-19-2.

As of December 31, 2008, we have acquired oil and gas properties with a carrying value of $590,000 through the payment of cash and the issuance of common stock, after the recognition of $3,820,000 in impairment loss as described above.  At December 31, 2008, we had current assets of $120,000, principally consisting of cash and a receivable from our attorney’s trust account remaining from the proceeds of notes payable and had current liabilities of $1,153,000, resulting in a working capital deficit of $1,033,000.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Oil and Gas Revenues

Our net oil and gas revenue was $49,485 for the year ended December 31, 2008, compared to $96,338 for the year ended December 31, 2007, representing a decrease of $46,853, or 49%.  The decrease in revenues for the year ended December 31, 2008, was principally due to the Cooke No. 3 well being shut in during part of 2008 for attempted recompletion in other formations.  Management has not received units of production and pricing information on which to base detailed comparisons.

Cost and Operating Expenses

Our costs and operating expenses were $2,364,096 for the year ended December 31, 2008, compared to $1,163,279 for the year ended December 31, 2007, representing an increase of $1,200,817, or 103% due primarily to an impairment loss on oil and gas properties of $2,077,351 in 2008.

Lease Operating Expenses — Lease operating expenses were $47,439 for the year ended December 31, 2008, compared to $42,090 for the year ended December 31, 2007, representing an increase of $5,349, or 13%.  The increase in lease operating costs primarily related to increased costs on the Cooke No. 5 and No. 6 wells as a result of recompletion efforts.

Impairment Loss on Oil and Gas Properties — During the year ended December 31, 2008, the Company determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company recognized an additional impairment loss in the amount of $1,400,951, reducing the carrying value for wells drilled to zero.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  During the year ended December 31, 2008, management also evaluated the carrying value of these other oil and gas properties and recognized impairment of $676,400, reducing their carrying value to $587,886.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $3,159 for the year ended December 31, 2008, compared to $2,212 for the year ended December 31, 2007, representing an increase of $947.  The increase in accretion of asset retirement obligations expenses reflects the increase in the number of wells in which we participated.

General and Administrative Expense — General and administrative expense was $236,147 for the year ended December 31, 2008, as compared to $674,477 for the year ended December 31, 2007, representing a decrease of $438,330, or 65%.  The decrease in general and administrative expense during the year ended December 31, 2008 is related primarily to 1) decreases in legal and auditing costs, and registration rights penalties that were incurred in the prior year related to the process of registering our common stock during 2007, 2) decreases in consulting services, 3) reduced travel and related expenses, and 4) decreases in salary expense because the chief executive officer ceased taking compensation effective March 1, 2008.

Stock-based Compensation — During the year ended December 31, 2008, stock-based compensation was zero.  During the year ended December 31, 2007, stock-based compensation totaled $444,500, which represented the issuance of 610,000 shares of our common stock in exchange for geological advisory and investor relations services.

Other Income (Expense)

Gain on Transfer of Common Stock from Bayshore Exploration, L.L.C. — As more fully discussed in Notes 2 and 3 of the financial statements, 300,000 shares of common stock were transferred to new noteholders by Bayshore Exploration, L.L.C., in connection with the amendment of the Exploration Agreement with Bayshore.  The Company has accounted for this transfer as a contribution of common stock to the Company and an issuance to the new noteholders.  In connection with this arrangement, we recognized a gain of $24,000.

Interest Income — We had interest income of $368 for the year ended December 31, 2008, as compared to $20,038 for the year ended December 31, 2007.  This decrease is due to a decrease in balances of cash and cash equivalents from $750,650 at January 1, 2007 to $27,523 at December 31, 2008.

Interest Expense — We incurred interest expense of $73,147 for the year ended December 31, 2008, as compared to $57,965 for the year ended December 31, 2007.  The majority of interest expense relates to interest accrued on the liability for the registration rights penalty.  Commencing in September 2008, we are also incurring interest of $3,000 per month on newly issued notes payable in the principal amount of $300,000.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the years ended December 31, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At December 31, 2008, our principal source of liquidity consisted of $27,523 of cash and $77,478 receivable from our attorney’s trust account, as compared to $117,210 of cash at December 31, 2007.  At December 31, 2008, we had a working capital deficit of $1,033,528 as compared to a deficit of $930,631 as of December 31, 2007.  In addition, we have a deficit in our total stockholders’ equity of $477,734 at December 31, 2008, compared to total stockholders’ equity of $1,883,849 at December 31, 2007, a decrease in the stockholders’ equity of $2,361,583, principally as a result of our net loss for the year ended December 31, 2008.

Our operations used net cash of $196,296 during the year ended December 31, 2008, compared to using $401,453 of net cash during the year ended December 31, 2007.  Net cash used in operating activities consists of our net loss, adjusted principally for the non-cash impairment loss recognized during the year ended December 31, 2008 plus changes in the non-cash elements of our working capital.  The $205,157 decrease in the net cash used in our operating activities primarily resulted from reduced cash expenditures during the year ended December 31, 2008, principally due to decreased cash available to pay for operations.

Investing activities for the year ended December 31, 2008, used $40,913 of net cash, as compared to $231,987 net cash used during the year ended December 31, 2007.  Cash used in investing activities principally relates to expenditures for exploration and development of oil and gas properties.

Financing activities provided $147,522 of net cash during the year ended December 31, 2008, as compared to no net cash provided during the year ended December 31, 2007.  This net increase of $147,522 reflects our issuance of promissory notes in September 2008 in the amount of $300,000 less amounts retained in our attorney’s trust account, and less $75,000 paid to Bayshore for amounts financed by them.

We are focusing our efforts on continuing limited production from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  Additionally, the Company intends to rely on participation in farm-out agreements to provide additional cash to the Company along with increasing the value of our leaseholds.  Under such farm-out agreements, we would seek the commitment of other parties to undertake the operations of the wells at their cost, with no cost to the Company.  In these farm-outs, the Company would likely generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells.  As described in Note B to the financial statements included herein, the Company has entered into a farm-out agreement related to their interest in a newly-acquired lease of 220 acres in LaSalle County, Texas.  The Company and Bayshore are currently negotiating with third parties a more extensive farm-out arrangement of other oil and gas interests, although no agreement has yet been reached.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing, including any funds that we may seek from existing stockholders.  Without additional sources of cash, the Company will be unable to substantially reduce its working capital deficit or reduce its current liabilities, including those that are substantially past due.  The Company’s creditors may not continue to forbear from collection efforts.  Management’s external financing efforts may be impaired by the Company’s limited revenues, our continuing inability to identify and exploit exploration opportunities and increase production, continuing general and administrative costs, and the limited liquidity for the Company’s common stock.  There is no assurance that additional capital funding would be available through private or public equity financing or bank financing, including any funds that the Company may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.  If the Company is unable to obtain additional capital funding, it may be required to sell assets, reduce its holdings of oil and gas properties or merge with another entity in order to generate sufficient cash to liquidate its liabilities.  In conjunction with Bayshore, the Company is outsourcing farm-out strategies on all its leased properties.  If the Company is unable to farm-out some of its interests by June 1, 2009, the Company intends to put some of its leasehold interests up for sale.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2008 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable to our company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (who are the same person and whom we refer to as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2008, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discusses below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed by our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness of a system of internal control to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, our Certifying Officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal controls over financial reporting were not effective because there were material weaknesses in our internal control over financial reporting as of December 31, 2008.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of December 31, 2008, management identified the following material weaknesses:

1.           Lack of a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conducted activities during 2008.  Similarly, we have not obtained units of production or similar third-party purchaser confirmation of the details of our oil and gas production.

2.           We do not have a sufficient number of company personnel to separate accounting and recordkeeping functions in accordance with sound bookkeeping practices.  Our principal executive and principal financial officer are the same person, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.

3.           We do not maintain certain entity-level controls as defined by the framework issued by COSO.  Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

These weaknesses are continuing.  Management and the Board of Directors are aware of these weaknesses that result because of limited resources and staff.  In order to mitigate these weaknesses to a degree, we have outsourced certain of our accounting processes to a third-party accounting firm.  Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

All of the directors will serve until the next annual meeting of stockholders or until their earlier death, retirement, resignation, or removal.  Executive officers serve at the discretion of the board of directors and are appointed to serve until the first board meeting following the annual meeting of stockholders.

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title

Robert Freiheit	55	Chairman of the Board of Directors, President, Chief Executive Officer, Secretary, Treasurer
Thomas J. Manz	60	Director

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

Mr. Freiheit spends approximately one-half of his time on our business.  Mr. Manz spends approximately eight hours per month on our business.

Board of Directors’ Committees

Thomas J. Manz is considered an independent member of our board of directors under NASD Rule 4200(a)(15).

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer and its principal accounting officer.  The Code of Ethics is included as an exhibit to this report, and is available on the Company’s website:

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2008, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act,  except that Thomas Manz, our director, sold  235,861 shares of our common stock in one transaction in December 2008.

ITEM 11.  EXECUTIVE COMPENSATION

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

Name and Principal Position	Year Ended Dec. 31	Salary ($)		Bonus ($)	Stock Award(s) ($)	Option Awards $(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Freiheit, Chairman	2008	$17,800	(1)	--	--	--	--	--	--	$17,800
Chief Executive Officer	2007	$106,800		--	--	--	--	--	--	$106,800
_______________
(1)	In January and February of 2008, Mr. Freiheit was paid a salary of $8,900 per month. As of March 2008, Mr. Freiheit no longer receives a salary.

We have not granted any options or similar equity awards to any Named Executive Officer during 2008.

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

Directors’ Compensation

The following table sets forth the compensation paid to each director who was not a Named Executive Officer during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas J. Manz	--	--	--	--	--		--

We paid no compensation to Mr. Manz in 2008.

Employment Agreements, Termination of Employment, and Change in Control

During the first two months of 2008 Robert Freiheit was employed as an officer and director under a non-written arrangement whereby Mr. Freiheit was employed on a month-by-month basis and paid a salary of $8,900 per month.   As of March 2008, Mr. Freiheit continues to act as an officer and director but no longer receives a salary and will not receive a salary in the future unless approved by the board.  This arrangement does not address or contemplate any termination compensation or other renumeration to Mr. Freiheit beyond such monthly salary.  We have no written or other employment arrangements with any other executive officer and do not currently pay, or propose to pay, any compensation to any other executive officer.  However, from time to time in the future, our board of directors may provide compensation in the form of cash, stock, or stock purchase options to one or more of such persons.  Such transactions will not be the result of arm’s-length negotiations.

Equity Compensation Plans

We had no equity compensation plans as of December 31, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the outstanding common stock owned of record or beneficially by each person who owned of record, or was known by us, to own beneficially, more than 5% of the shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

Person or Group	Nature of Ownership(1)	Number	Percent(2)

Principal Stockholders:

Keith J. McKenzie(3)	Common stock	1,929,286	8.2%
Suite 1807-610 Granville St. Vancouver, B.C. V6C-3T3 Canada

Robert Freiheit(4)	Common stock	4,288,328	18.2
1095 Myron Court Zephyr Cove, NV 89448

Howard S. Landa(5)	Common stock	1,891,501	8.0
3000 Connor Street, Unit 6	Warrants	30,000	*
Salt Lake City, UT 84109		1,921,501	8.1

Thomas J. Manz	Common stock	481,282	2.0
4210 East Lane	Warrants	100,000	*
Sacramento, CA 95864	Options	375,000	1.6
		956,282	4.0

Directors:

Robert Freiheit	--see above--

Thomas J. Manz	--see above--

All Executive Officers and Directors as a Group (two persons):	Common stock	4,769,610	20.2%
	Warrants	100,000	*
	Options	375,000	1.6
	Total	5,244,610	21.8%
_______________
*	Less than 1%.
(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2)
Calculations of total percentages of ownership for each person or group assume the exercise of options and warrants owned by that person or group to which the percentage relates pursuant to Rule 13d-3(d)(1)(i).

(3)	Amount includes 229,286 shares held by Tanye Capital Corp., which is controlled by Mr. McKenzie.
(4)	Amount includes 333,229 shares held by Charles Schwab & Co. Inc. as custodian for Mr. Freiheit, and 1,082,108 shares owned by members of Mr. Freiheit's family.
(5)
Amount includes 435,572 shares held by Pamplona, Inc., of which Mr. Landa is an officer, and 90,000 shares held by the spouse of Mr. Landa, Terry E. Landa; 150,000 shares held by DWC Holdings, LLC, of which Terry E. Landa is the manager; and 511,429 shares held by Auction Specialists, Inc., of which Mr. Landa is an officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had no related party transactions in 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $36,650 for professional services rendered for the audit and reviews of our 2008 annual and interim financial statements.  We were billed $27,749 for professional services rendered for the audit and reviews of our 2007 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2008 and 2007, we were billed $2,370 and $2,202, respectively, for professional services rendered for tax compliance.

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

PART IV

ITEM 15.  EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 4.	Instruments Defining the Rights of Holders, Including Indentures
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 5.	Opinion re: Legality
5.01	Opinion of Kruse Landa Maycock & Ricks, LLC	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 10.	Material Contracts
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Area of Mutual Interest and Lease Options (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Leases & Options (AMI-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

10.03	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated June 6, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.04	Farm-In Participation Agreement between Paxton Energy, Inc. and Maxim Resources, Inc. dated July 25, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.05	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated July 28, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.06	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated November 20, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.07	Purchase Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated December 30, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.08	Promissory Note for $300,000 dated February 1, 2006, payable to Robert Freiheit	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.09	Secured Convertible Note Purchase Agreement dated February 1, 2006	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.10	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.11	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.

Exhibit Number*	Title of Document	Location

10.12	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.13	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.14	Notice of Option Grant (Thomas Manz)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.15	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.16	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated November 7, 2006 (McDermand No. 1 Well-South Nome Field Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.17	Farmout Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated January 10, 2007 (Fiedler No. 1 Well-Storey Ranch Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 2) filed on March 19, 2007, SEC File No. 333-136199.
10.18	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Amendment of Exploration Agreement of March 1, 2006.	Incorporated by reference from our quarterly report on Form 10-Q filed August 19, 2008
10.19	Bayshore Exploraiton L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Election to Participate in 220 Acre Lease.	Incorporated by reference from our quarterly report on Form 10-Q filed August 19, 2008
10.20	Form of Secured Promissory Note, dated September 3, 2008, with related schedule of holders	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008
10.21	Form of Security Agreement, dated September 3, 2008, with related schedule of secured parties	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008
10.22	Assignment and Bill of Sale related to Sale of Working Interest in Cook No. 6 (21.75% working interest) effective September 1, 2008	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
_______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.

Date: April 21, 2009	By:	/s/ Robert Freiheit
Robert Freiheit, President and Director
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 21, 2009	/s/ Thomas J. Manz
Thomas J. Manz, Director

PAXTON ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008 and 2007, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2008	F-4

Statements of Stockholders’ Equity for the Period from June 30, 2004 (Date of Inception) through December 31, 2006 and for the Years Ended December 31, 2007 and 2008	F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2008	F-6

Notes to Financial Statements	F-7

Supplemental Information on Oil and Gas Producing Activities (Unaudited)	F-20

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Paxton Energy, Inc.

We have audited the accompanying balance sheets of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended December 31, 2008 and 2007, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2008, the Company had a working capital deficiency of $1,033,528. The Company has accumulated a deficit of $6,678,912 from the date of inception through December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 13, 2009

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$27,523	$117,210
Receivable from attorney's trust account	77,478	$-
Accounts receivable	4,076	18,487
Prepaid expenses and other current assets	10,410	16,128
Total Current Assets	119,487	151,825

Property and Equipment, net of accumulated depreciation	2,428	2,790

Oil and gas properties, using full cost accounting	587,886	2,846,766

Total Assets	$709,801	$3,001,381

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$231,221	$219,944
Accrued liabilities	6,750	4,000
Payable to Bayshore Exploration L.L.C.	79,903	358,303
Notes payable, less unamortized discount of $25,806	199,194	-
Notes payable to related parties	75,000	-
Accrued registration right penalties and interest	560,947	500,209
Total Current Liabilities	1,153,015	1,082,456

Long-Term Asset Retirement Obligation	34,520	35,076

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, one issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,243,887	7,229,177
Retained earnings (deficit)	(1,066,295)	(1,066,295)
Deficit accumulated during the exploration stage	(6,678,912)	(4,302,619)
Total Stockholders' Equity (Deficit)	(477,734)	1,883,849

Total Liabilities and Stockholders' Equity (Deficit)	$709,801	$3,001,381

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
			June 30, 2004
	For the Year Ended		(Date of Inception)
	December 31,		through
	2008	2007	December 31, 2008

Oil and gas revenues, net	$49,485	$96,338	$330,019

Costs and Operating Expenses
Lease operating expenses	47,439	42,090	115,683
Impairment loss on oil and gas properties	2,077,351	-	3,816,896
Accretion of asset retirement obligations	3,159	2,212	6,214
General and administrative expense	236,147	674,477	1,582,158
Stock-based compensation	-	444,500	1,468,575
Total costs and operating expenses	2,364,096	1,163,279	6,989,526

Loss from operations	(2,314,611)	(1,066,941)	(6,659,507)

Other income (expense)
Interest income	368	20,038	63,982
Gain on derivative liability valuation	-	-	1,066,295
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	24,000	-	24,000
Interest expense	(73,147)	(57,965)	(203,407)
Interest expense from amortization of discount on secured convertible notes and other debt	(12,903)	-	(970,275)
	(61,682)	(37,927)	(19,405)

Net Loss	$(2,376,293)	$(1,104,868)	$(6,678,912)

Basic and Diluted Loss Per Common Share	$(0.10)	$(0.05)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,586,139	23,172,194

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2006 and
For the Years Ended December 31, 2007 and 2008
					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder,
June 2004, $0.01 per share	10,000,000	10,000	90,000	-	-	100,000

Issuance of shares for cash, June 2004,
$0.01 per share	5,000,000	5,000	45,000	-	-	50,000

Issuance of shares for cash, June 2005, $0.35 per
share, less offering costs of $14,188	442,516	443	140,250	-	-	140,693

Issuance of shares in connection with acquisition
of oil and gas property, June 2005, $0.75 per share	507,000	507	379,743	-	-	380,250

Stock-based compensation for services during 2005,
$0.35 per share	950,000	950	331,550	-	-	332,500

Issuance of shares to the chief executive officer
for 2005 compensation liability, January 2006,
$0.35 per share	350,000	350	122,150	-	-	122,500

Issuance of beneficial conversion features and
shares in conjunction with the issuance of secured
convertible notes and other debt, February 2006	223,800	224	967,244	-	-	967,468

Conversion of secured convertible notes into
shares, April 2006, $0.35 per share	2,625,723	2,625	916,375	-	-	919,000

Issuance of shares and 1,269,250 warrants for cash,
less offering and registration costs of $375,848 and
derivative liability of $1,467,704, April 2006,
$1.25 per share	2,452,100	2,452	1,219,121	-	-	1,221,573

Issuance of shares in connection with acquisition
of oil and gas properties, March 2006, $2.10 per
share	100,000	100	209,900	-	-	210,000

Issuance of shares in connection with acquisition
of oil and gas properties, June 2006, $2.35 per
share	300,000	300	704,700	-	-	705,000

Stock-based compensation for services, March
2006, $2.75 per share	25,000	25	68,725	-	-	68,750

Stock-based compensation for options granted,
July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration
payment arrangement from derivative liability,
October 1, 2006	-	-	1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting
method for registration payment arrangements,
October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Net loss	-	-	-	-	(3,197,751)	(3,197,751)

Balance - December 31, 2006	22,976,139	22,976	6,785,287	(1,066,295)	(3,197,751)	2,544,217

Stock-based compensation for services, August
to November 2007, $0.46 to $0.90 per share	610,000	610	443,890	-	-	444,500

Net loss	-	-	-	-	(1,104,868)	(1,104,868)

Balance - December 31, 2007	23,586,139	23,586	7,229,177	(1,066,295)	(4,302,619)	1,883,849

Common stock contributed to the Company by
Bayshore Exploration L.L.C., September 2008	(300,000)	(300)	(23,700)	-	-	(24,000)

Common stock contributed to the Company by
Chief Operating Officer, September 2008	(300,000)	(300)	300	-	-	-

Common stock issed in connection with the
issuance of notes payable, September 2008	600,000	600	38,110	-	-	38,710

Net loss	-	-	-	-	(2,376,293)	(2,376,293)

Balance - December 31, 2008	23,586,139	$23,586	$7,243,887	$(1,066,295)	$(6,678,912)	$(477,734)

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			June 30, 2004
	For the Year Ended		(Date of Inception)
	December 31,		through
	2008	2007	December 31, 2008

Cash Flows From Operating Activities
Net loss	$(2,376,293)	$(1,104,868)	$(6,678,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	2,077,351	-	3,816,896
Stock-based compensation for services	-	444,500	1,468,575
Gain on derivative liability valuation	-	-	(1,066,295)
Interest expense from amortization of discount on secured convertible notes and other debt	12,903	-	970,275
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	(24,000)	-	(24,000)
Accretion of asset retirement obligations	3,159	2,212	6,214
Depreciation expense	1,499	1,128	2,735
Changes in assets and liabilities:
Accounts receivable	31,229	(1,724)	12,742
Prepaid expenses and other current assets	5,718	22,134	(10,410)
Accounts payable and accrued liabilities	11,400	142,734	380,570
Accrued registration rights penalties and interest	60,738	92,431	153,169
Net Cash Used In Operating Activities	(196,296)	(401,453)	(968,441)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(39,776)	(231,275)	(1,916,515)
Purchase of property and equipment	(1,137)	(712)	(5,163)
Net Cash Used In Investing Activities	(40,913)	(231,987)	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorney's trust account	147,522	-	777,522
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	75,000	-	150,000
Payment of payable to Bayshore Exploration L.L.C.	(75,000)	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	147,522	-	2,917,642
Net Increase (Decrease) In Cash And Cash Equivalents	(89,687)	(633,440)	27,523
Cash and Cash Equivalents At Beginning Of Year	117,210	750,650	-
Cash and Cash Equivalents At End Of Year	$27,523	$117,210	$27,523

     Supplemental Schedule of Noncash Investing and Financing Activities – Note 11

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through December 31, 2008, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  The Company is considered to be in the exploration stage due to the lack of significant revenues. Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $2,376,293 and $1,104,868 during the years ended December 31, 2008 and 2007, respectively, and used $196,296 and $401,453 of cash in its operating activities during the years ended December 31, 2008 and 2007, respectively.  Through December 31, 2008, the Company has accumulated a deficit during the exploration stage of $6,678,912.  At December 31, 2008, the Company has a working capital deficit of $1,033,528, including current liabilities of $1,153,015.  The current liabilities are composed of accrued registration right penalties and interest of $560,947, notes payable (net of amortized discount) of $274,194, accounts payable and accrued liabilities of $237,971, and payables to Bayshore of $79,903. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, management will continue production from the Company’s La Salle County, Texas, wells.  Additionally, the Company intends to rely on participation in farm-out agreements to provide additional cash to the Company.  Under such farm-out agreements, various other parties undertake the operations of the wells with no cost to the Company.  In these farm-outs, the Company will generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells to the other party.  As described in Note 2 to these financial statements, the Company has entered into a farm-out agreement related to its interest in a lease of 220 acres in LaSalle County, Texas.  Depending upon the success of the farm-outs, the Company may also put some of its leasehold interest up for sale.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The carrying value of oil and gas properties are particularly susceptible to change in the near term.  Changes could occur from obtaining additional information regarding its fair value.

Property and Equipment – Property and equipment consist of office equipment.  Useful lives range from 3-5 years.  Depreciation is charged to operations on a straight-line basis.  Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007

Office equipment	$5,163	$4,026
Less accumulated depreciation	(2,735)	(1,236)

Property and equipment, net	$2,428	$2,790

Depreciation expense was $1,499 and $1,128 for the years ended December 31, 2008 and 2007, respectively.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, once proved reserves are determined to exist, on the unit-of-production method using estimates of proved reserves.  The Company has not yet obtained a reserve report because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties and the properties have had limited oil and gas exploration and production.  At December 31, 2008, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Until properties subject to amortization are identified, the amount of impairment is charged to operations.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company has performed evaluations of its oil and gas properties during the years ended December 31, 2008 and 2007, including as of December 31, 2008.  As a result of these evaluations, management noted that estimated future cash flows associated with the producing wells were not sufficient to realize the capitalized costs relating to the leasehold interests at December 31, 2008.  The Company has also considered the current market conditions in the evaluation of the properties for impairment, including the decrease in oil and gas commodity prices.  Based on these evaluations, the Company recognized an impairment loss on its oil and gas properties in the amount of $2,077,351 during the year ended December 31, 2008, of which $877,351 was recognized in the fourth quarter.

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

Impairment of Long-Lived Assets – Long-lived assets, such as oil and gas properties and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change.  As a result of the impairment analysis, the Company recognized impairment on the Company’s oil and gas properties in the amount of $2,077,351 during the year ended December 31, 2008.

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2008 and 2007, no allowance for doubtful accounts was deemed necessary.

Stock-Based Compensation - The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

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
DECEMBER 31, 2008 AND 2007

Cash Equivalents – The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

Basic and Diluted Loss per Common Share – Basic loss per share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share during the years ended December 31, 2008 or 2007.

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas.  Substantially all oil and gas properties have been acquired through agreements with Bayshore Exploration L.L.C., which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All revenue through December 31, 2008, and all of the accounts receivable at December 31, 2008 and 2007, have been from the operator of the wells in production, which was Alamo Operating Company through July 2007 and Bayshore Exploration, L.L.C. from August 2007 through December 2008.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for accounts receivable, receivable from attorney’s trust account, accounts payable, payable to Bayshore Exploration, L.L.C., notes payable, notes payable to related parties, accrued liabilities, accrued registration right penalties and interest approximate fair value because of the immediate or short-term maturity of these financial instruments.  The asset retirement obligation is stated at fair value computed using a discount rate that approximates the current market rate.

Reclassifications – Certain 2007 amounts have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on net loss presented for the year ended December 31, 2007.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial statements.  Management is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allowed the measurement of eligible financial assets and liabilities at fair value that were not otherwise measured at fair value. SFAS 159 also established presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. On January 1, 2008, the Company elected not to adjust any of its assets or liabilities to fair value.  Therefore, the adoption of SFAS 159 did not have any impact on its financial position or results of operations.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  Management is currently evaluating the effects, if any, that SFAS 141(R) may have on the Company’s financial statements.  Management does not expect that it will have any immediate effect on the Company’s financial statements; however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

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

During 2006, the Company entered into an agreement with Bayshore to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75%working interest in approximately 2,268 gross acres.

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
DECEMBER 31, 2008 AND 2007

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

During 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the Exploration Agreement dated March 1, 2006.  The Company exercised its right to purchase it proportionate share (31.75%) of that lease and paid Bayshore $17,463 for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retained approximately a 4% fully carried working interest in the Cartwright No. 3 well drilled on the new lease by third parties.

In accordance with an amendment to the Exploration Agreement, the Company sold a 21.75% working interest in the Cooke No. 6 well effective September 1, 2008 for $164,993 and the proceeds were applied directly against the Company’s liability to Bayshore.  The proceeds from the sale of the working interest were applied to reduce the carrying value of oil and gas properties, and no gain or loss was recognized on the sale.  Additionally, from the proceeds of the issuance of notes payable described in Note 3 to these financial statements, the Company paid Bayshore $75,000 against the Company’s liability to Bayshore and Bayshore delivered to the Company 300,000 shares of restricted common stock.

In December 2008, the Fiedler No. 1 well was sold for salvage and the Company’s portion of the proceeds ($16,406) was applied against its liability to Bayshore.

At December 31, 2008, four wells (Cooke No. 2, Cooke No. 3, Cooke No. 6, and Cartwright No. 3) were either producing or were awaiting certain work over processes before being placed back into production, and two wells (Cooke No. 5 and Cartwright No. 1) are shut in awaiting further evaluation.

As described above, the Company has principally conducted its drilling operations in the Cooke Ranch prospect.  At December 31, 2008, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

During 2006, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company recognized an impairment loss in the amount of $1,739,545 during the year ended December 31, 2006.  During 2008, the Company has again determined that capitalized costs for wells drilled are in excess of the present value of estimated future cash flows from those wells.  As a result, the Company recognized additional impairment of $1,400,951 on wells drilled during the year ended December 31, 2008, reducing their carrying value to zero at December 31, 2008.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  During the year ended December 31, 2008, management has also evaluated the carrying value of these other oil and gas properties and recognized impairment of $676,400, reducing their carrying value to $587,886, which reflects management’s judgment of the current fair value of leases for similar properties.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

At December 31, 2008 and 2007, oil and gas properties, net of impairment losses recognized, consist of the following:

	2008	2007

Drilling and exploration costs (unproved properties)	$-	$1,599,943
Leasehold interest costs	505,663	930,800
Exploration agreement cost	1,200	235,000
Geological and geophysical costs	81,023	81,023

	$587,886	$2,846,766

NOTE 3 – NOTES PAYABLE

In connection with the amendment of the Exploration Agreement, as discussed in Note 2 to these financial statements, or in anticipation of the issuance of the promissory notes discussed below, Bayshore and the Chief Operating Officer of the Company each transferred 300,000 shares of the Company’s common stock to certain noteholders as an inducement to make loans to the Company. The shareholders of the Company suffered no dilution by reason of the transaction.  For accounting purposes only, the transaction was treated as if the shares were first contributed to the Company by the principal shareholders and then reissued to the noteholders. The Company did not issue any rights or consideration to the Chief Operating Officer and therefore recognized the 300,000 shares received from him at no value. The common stock contributed to the Company by Bayshore was recognized as a concession from a creditor, was valued at its fair value of $24,000, or $0.08 per share, and, since the liability to Bayshore was not increased, the concession was recognized a $24,000 gain from the transfer of the common stock from Bayshore.

On September 3, 2008, the Company issued $200,000 of secured promissory notes and 600,000 shares of common stock, as described above, to three individuals. All of these noteholders are unaffiliated with the Company.  The proceeds were allocated to the promissory notes and to the common stock issued based on their relative fair values. The resulting allocation was $161,290 to the promissory notes and $38,710 to the common stock. The allocation resulted in a $38,710 discount to the promissory notes, which is being amortized as a non-cash charge to interest expense over the term of the promissory notes based on effective interest rate of 35.2%. At December 31, 2008, the balance of the unamortized discount was $25,806. On September 3, 2008, the Company also issued a $25,000 secured promissory note to a shareholder and consultant to the Company and issued $75,000 of secured promissory notes to two individuals who are relatives of the Company’s Chief Executive Officer. All of the promissory notes bear interest at 12% per annum, payable monthly.  The promissory notes are due September 1, 2009 and are secured by all of the assets of the Company.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The $300,000 of proceeds were deposited into the escrow account of an attorney. Of the proceeds received, $140,000 was disbursed to reduce liabilities payable to Bayshore and to others, $17,463 was paid to Bayshore for an interest in an oil and gas lease, $60,000 was disbursed to the Company for working capital, and $5,059 was paid for escrow and other fees. At December 31, 2008, $77,478 of the proceeds remained in the attorney’s trust account, are not restricted and are available to the Company; therefore, the transactions have been reflected at their gross amounts in the statements of cash flows. At December 31, 2008, notes payable consisted of the following:

$200,000 Notes payable; bearing interest at 12% per annum payable monthly; due September 1, 2009; secured by all of the assets of the Company; less $25,806 of unamortized discount based on an imputed interest rate of 35.2%	$174,194
Note payable; bearing interest at 12% per annum payable monthly; due September 1, 2009; secured by all of the assets of the Company	25,000
Total Notes Payable	$199,194

Notes payable to related parties; bearing interest at 12% per annum payable monthly; due September 1, 2009; secured by all of the assets of the Company	$75,000

NOTE 4 –  REGISTRATION RIGHTS AGREEMENT

On April 27, 2006, the Company issued 2,452,100 shares of common stock and warrants to purchase 1,226,050 shares of common stock for a period of five years at $3.00 per share in a private placement offering for cash in the amount of $3,065,125, or $1.25 per share.  The Company also issued 43,200 warrants to the placement agent that are exercisable on similar terms.  In connection with the offering, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering.  The cash payment requirements of the partial liquidated damages resulted in the possibility that the Company would not be able to net-share settle the warrants and would have been required to net-cash settle the warrants. The net-cash settlement conditions of the warrants resulted in the recognition of the 1,226,050 warrants issued to the investors as a derivative liability in accordance with EITF 00-19.

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
DECEMBER 31, 2008 AND 2007

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

Under the transition requirements of FSP 00-19-2 for the registration payment arrangement and the warrants that were subject to that arrangement, the Company was required to reclassify the fair value of the warrants to stockholders’ equity separately from the contingent registration payment arrangement obligation to the private placement investors and to recognize a cumulative-effect adjustment to stockholder’s equity and specifically to retained earnings (deficit) on October 1, 2006 for the change in methods of accounting for the registration payment arrangement. On October 1, 2006, the Company reclassified the original fair value of the warrants of $1,467,704, less the estimated registration payment liability of $400,000, to stockholders’ equity as $1,067,704 of additional paid-in capital. The cumulative-effect adjustment to retained earnings (deficit) of $1,066,295 consisted of $400,000 from the recognition and measurement of the contingent liability, $1,067,704 from the amount of the warrants subject to the registration payment arrangement reclassified to additional paid-in capital, less $401,409 from the fair value of the derivative liability on September 30, 2006.  No further change of the estimate was recorded for the remainder of 2006.  During 2007, the estimated liability for probable payments under the registration rights agreement was increased by $34,466 and was included in general and administrative expense.  As of December 31, 2008 and 2007, the total recorded liability for the accrued registration rights penalties and interest were $560,947 and $500,209, respectively, which included accrued interest of $126,481 and $65,743, respectively.

NOTE 5 –  ASSET RETIRMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The current asset retirement obligation represents the fair value of the obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 13.5%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using the same method as used for oil and gas properties. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2008 and 2007, the Company recognized $3,159 and $2,212, respectively, of accretion expense under this interest method.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The reconciliation of the asset retirement obligation for the years ended December 31, 2008 and 2007 is as follows:

Balance at December 31, 2006	$22,079
Liabilities incurred	10,785
Accretion expense	2,212

Balance at December 31, 2007	35,076
Liabilities incurred	748
Accretion expense	3,159
Disposal of interests in wells	(4,463)

Balance at December 31, 2008	$34,520

NOTE 6 – COMMON STOCK

In August 2007, the Company issued a total of 200,000 shares of common stock to two individuals in connection with their appointment to the Company’s Technical Advisory Board to provide geological advisory services.  These services were valued and recorded at $180,000, or $0.90 per share.

As described in Note 10 to these financial statements, the Company issued 150,000 shares of common stock in August 2007 to an individual and affiliated entity in connection with an agreement to provide investor relations services.  These services were valued and recorded at $127,500, or $0.85 per share, which was the market value of the Company’s common stock on the date issued.

As further described in Note 10 to these financial statements, the Company issued 200,000 shares of common stock in November 2007 to an individual in connection with an agreement to provide investor relations services.  These services were valued and recorded at $92,000, or $0.46 per share, which was the market value of the Company’s common stock on the date issued.

The Company issued 60,000 shares of common stock in August 2007 to another individual in connection with an agreement to provide investor relations services.  These services were valued and recorded at $45,000, or $0.75 per share, which was the market value of the Company’s common stock on the date issued.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007, Bayshore was paid or was entitled to receive cash payments of $551,785 in connection with the acquisition and development of oil and gas properties.  Furthermore, commencing August 2007, Bayshore became the operator on the completed wells.  For the year ended December 31, 2008, Bayshore was paid or was entitled to receive cash payments of $101,344 in connection with the acquisition and development of oil and gas properties.  At December 31, 2008 and 2007, the Company has a liability to Bayshore in the amount of $79,903 and $358,303, respectively, for unpaid costs in connection with the acquisition and development of oil and gas properties.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company accounts for stock options under Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustments are recorded in the period estimates are revised.  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.  The Company did not grant any stock options during either of the years ended December 31, 2008 or 2007.

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2007 is presented below:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	and	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2006	1,644,250	$-		$-
Granted	-	3.00

Outstanding at December 31, 2007	1,644,250	3.00	3.4 years	$-
Granted	-	-

Outstanding at December 31, 2008	1,644,250	$3.00	2.4 years	$-

Exercisable at December 31, 2008	1,644,250	$3.00	2.4 years	$-

NOTE 9 – INCOME TAXES

As of December 31, 2008, the Company has operating loss carryforwards of approximately $4,800,000.  The operating losses expire, if not used, from 2025 through 2028.

Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2008 and 2007:

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

	2008	2007

Deferred tax asset - Operating loss carry forwards	$1,628,900	$1,509,063
Oil and gas properties	494,987	(199,385)
Stock-based compensation	177,761	177,761
Organizational costs and other	1,527	4,229
Unamortized discount on notes payable	(8,774)	-
Valuation allowance	(2,294,401)	(1,491,668)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased by $815,894 from operations and decreased by $13,161 from the effects of the issuance of notes payable at a discount for the year ended December 31, 2008 and increased by $373,373 from operations for the year ended December 31, 2007.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2008 and 2007:

	2008	2007

Income tax benefit at statutory rate	$(807,940)	$(375,655)
Gain on transfer of common stock from Bayshore	(8,160)	-
Other non-deductible expenses and adjustments	206	2,282
Change in valuation allowance	815,894	373,373

Income Tax Expense	$-	$-

NOTE 10 – CONSULTING SERVICES AGREEMENTS

On August 1, 2007, the Company entered into a consulting services agreement to obtain approximately 30 hours of corporate communications services each week.  The consulting agreement is for a term of six months with a possible six-month extension.  The consultant agreed to provide services in the dissemination of information prepared by the Company and to advise the Company in the preparation of press releases.  The consultant’s base fee was paid by the issuance of 50,000 shares of restricted common stock, issued in advance.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of $5,000 and 100,000 shares of restricted common stock on the effective date of the consulting agreement, for a total of 150,000 shares issued under the consulting agreement.  The consulting agreement was terminated during 2008 without further payment of fees or issuances of common stock.

On November 1, 2007, the Company entered into a consulting agreement to obtain investor relations services.  The consulting agreement is for a term of six months.  The consultant’s base compensation for these services is $5,000 per month.  Additionally, the consulting agreement provided that the consultant receive a signing bonus of 200,000 shares of restricted common stock on the effective date of the agreement and a bonus of $10,000 every sixty days (although the bonus due on December 31, 2007 was waived).  The consulting agreement was terminated during 2008.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2008, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the year ended December 31, 2008, $61,569 was financed by Bayshore on open account.

•
During the year ended December 31, 2008, the Company and Bayshore negotiated a reduction of the amounts owed to Bayshore on the original drilling costs and the remaining liability on the Cooke No. 3 well by $97,760.

•
During the year ended December 31, 2008, the Company sold a 21.75% working interest in the Cooke No. 6 well and 18.75% working interest in the Fiedler No. 1 well through Bayshore, and the proceeds of $181,399 were applied directly against the Company’s liability to Bayshore.

•	An asset retirement obligation was incurred and oil and gas properties were increased by $748 as a result of wells drilled.

•	Of the proceeds from the notes payable during the year ended December 31, 2008, $77,478 are being held in an attorney’s trust account.

During the year ended December 31, 2007, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the year ended December 31, 2007, $320,510 was financed by Bayshore on open account at December 31, 2007.

•	An asset retirement obligation was incurred and oil and gas properties were increased by $10,785 as a result of wells drilled.

The Company paid $9,659 and $0 for interest during the years ended December 31, 2008 and 2007, respectively.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2008	2007

Unproved oil and gas properties	$4,404,782	$4,586,311
Less impairment of oil and gas properties	(3,816,896)	(1,739,545)

Net Capitalized Costs	$587,886	$2,846,766

Costs Incurred in Oil and Gas Producing Activities
	For the year ended December 31,
	2008	2007

Acquisition of unproved properties	$17,463	$-
Exploration costs	83,882	562,570

Total costs and operating expenses	$101,345	$562,570

Results of Operations from Oil and Gas Producing Activities
	For the year ended December 31,
	2008	2007

Oil and gas revenues, net	$49,485	$96,338
Lease operating expenses	(47,439)	(42,090)
Accretion of asset retirement obligations	(3,159)	(2,212)
Impairment loss on oil and gas properties	(2,077,351)	-
General and administrative (exclusive of corporate overhead)	(2,774)	(26,787)
Stock-based compensation	-	(180,000)

Results of operations before income taxes	(2,081,238)	(154,751)
Provision for income taxes	-	-

Results of Oil and Gas Producing Operations	$(2,081,238)	$(154,751)

Reserve Quantities Information and Standardized Measures of Discounted Future Cash Flows

The Company’s is still in the exploration stage and has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist.  Accordingly, the Company has not presented reserve quantities information or standardized measures of discounted future cash flows.