Form 10-Q
period 2009-06-30
PAXTON ENERGY INC
filed 2009-08-19
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2009, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of June 30, 2009, and December 31, 2008 (the end of its most recently completed fiscal year); unaudited condensed statements of operations for the three and six months ended June 30, 2009 and 2008, and for the period from June 30, 2004 (date of inception) through June 30, 2009; unaudited condensed statement of stockholders’ deficit for the six months ended June 30, 2009; and unaudited condensed statements of cash flows for the six months ended June 30, 2009 and 2008, and for the period from June 30, 2004 (date of inception) through June 30, 2009, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2008, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$1,443	$27,523
Receivable from attorney's trust account	8,688	$77,478
Accounts receivable	-	4,076
Prepaid expenses and other current assets	7,529	10,410
Total Current Assets	17,660	119,487

Property and Equipment, net of accumulated depreciation	1,663	2,428

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$607,209	$709,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$244,241	$231,221
Accrued liabilities	10,000	6,750
Payable to Bayshore Exploration L.L.C.	64,837	79,903
Notes payable, less unamortized discount	218,548	199,194
Notes payable to related parties	75,000	75,000
Accrued registration right penalties and interest	601,326	560,947
Total Current Liabilities	1,213,952	1,153,015

Long-Term Liabilities
Long-term asset retirement obligation	35,369	34,520
Fair value of warrants	3,046	-
Total Long-Term Liabilities	38,415	34,520

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,243,887	7,243,887
Retained earnings (deficit)	-	(1,066,295)
Deficit accumulated during the exploration stage	(7,912,631)	(6,678,912)
Total Stockholders' Deficit	(645,158)	(477,734)

Total Liabilities and Stockholders' Deficit	$607,209	$709,801

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

Oil and gas revenues, net	$6,254	$19,633	$7,789	$36,424	$337,808

Costs and Operating Expenses
Lease operating expenses	5,216	18,564	9,439	33,689	125,122
Impairment loss on oil and gas properties	-	-	5,230	-	3,822,126
Accretion of asset retirement obligations	425	783	849	1,567	7,063
General and administrative expense	43,238	73,509	78,915	150,886	1,661,073
Stock-based compensation	-	-	-	-	1,468,575
Total costs and operating expenses	48,879	92,856	94,433	186,142	7,083,959

Loss from operations	(42,625)	(73,223)	(86,644)	(149,718)	(6,746,151)

Other income (expense)
Interest income	-	-	-	368	63,982
Change in fair value of warrants	(254)	-	(2,538)	-	(3,046)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(34,443)	(15,101)	(58,379)	(30,203)	(261,786)
Interest expense from amortization of discount
on secured convertible notes and other debt	(9,678)	-	(19,355)	-	(989,630)
	(44,375)	(15,101)	(80,272)	(29,835)	(1,166,480)

Net Loss	$(87,000)	$(88,324)	$(166,916)	$(179,553)	$(7,912,631)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,586,139	23,586,139	23,586,139	23,586,139

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months ended June 30, 2009
(Unaudited)
					Deficit
					Accumulated
			Additional	Retained	During the	Total
	Common Stock		Paid-In	Earnings	Exploration	Stockholders'
	Shares	Amount	Capital	(Deficit)	Stage	Deficit

Balance - December 31, 2008, as previously reported	23,586,139	$23,586	$7,243,887	$(1,066,295)	$(6,678,912)	$(477,734)

Cumulative effect of reclassification of warrants	-	-	-	1,066,295	(1,066,803)	(508)

Balance - January 1, 2009, as adjusted	23,586,139	23,586	7,243,887	-	(7,745,715)	(478,242)

Net loss	-	-	-	-	(166,916)	(166,916)

Balance - June 30, 2009	23,586,139	$23,586	$7,243,887	$-	$(7,912,631)	$(645,158)

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2009	2008	June 30, 2009

Cash Flows From Operating Activities
Net loss	$(166,916)	$(179,553)	$(7,912,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	5,230	-	3,822,126
Stock-based compensation for services	-	-	1,468,575
Interest expense from amortization of discount on secured convertible notes and other debt	19,354	-	989,629
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	849	1,567	7,063
Depreciation expense	765	734	3,500
Change in fair value of warrants	2,538	-	3,046
Changes in assets and liabilities:
Accounts receivable	4,076	12,714	16,818
Prepaid expenses and other current assets	2,881	5,230	(7,529)
Accounts payable and accrued liabilities	(4,026)	46,374	376,544
Payable to related party	-	3,120	-
Accrued registration rights penalties and interest	40,379	30,203	193,548
Net Cash Used In Operating Activities	(94,870)	(79,611)	(1,063,311)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	(22,313)	(1,916,515)
Purchase of property and equipment	-	(1,137)	(5,163)
Net Cash Used In Investing Activities	-	(23,450)	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorney's trust account	68,790	-	846,312
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	150,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	68,790	-	2,986,432
Net Increase (Decrease) In Cash And Cash Equivalents	(26,080)	(103,061)	1,443
Cash and Cash Equivalents At Beginning Of Period	27,523	117,210	-
Cash and Cash Equivalents At End Of Period	$1,443	$14,149	$1,443

Supplemental Cash Flow Information—Note E.

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements

(A)           Organization, Change in Control and Significant Accounting Policies

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through June 30, 2009, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2008, and for the period from June 30, 2004 (date of inception) through December 31, 2008, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2009 and its results of operations for the three months ended June 30, 2009 and 2008, and its results of operations and cash flows for the six months ended June 30, 2009 and 2008 and for the period from June 30, 2004 (date of inception), through June 30, 2009.  The results of operations for the three months and the six months ended June 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $87,000 and $166,916 for the three months and the six months ended June 30, 2009, respectively, and $2,376,293 for the year ended December 31, 2008.  The Company also used cash of $94,870 and $196,296 in its operating activities during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  Through June 30, 2009, the Company has accumulated a deficit during the exploration stage of $7,912,631.  At June 30, 2009, the Company has a working capital deficit of $1,196,292 including current liabilities of $1,213,952.  The current liabilities are composed of accrued registration right penalties and interest of $601,326, notes payable of $293,548, payables to Bayshore of $64,837, and other accounts payable and accrued liabilities of $254,241. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the next 12 months, management will hopefully continue production from the Company’s La Salle County, Texas, wells in commercial amounts.  Additionally, the Company intends to rely on participation in farm-out agreements to provide additional cash to the Company.  Under such farm-out agreements, various other parties undertake the operations of the wells with no cost to the Company.  In these farm-outs, the Company will generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells to the other party.  The Company has entered into a farm-out agreement related to its interest in a lease of 220 acres in LaSalle County, Texas.  Depending upon the success of the farm-outs, the Company may also put some of its leasehold interest up for sale.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,269,250 shares of common stock issuable upon exercise of warrants or the 375,000 shares of common stock issuable upon the exercise of options were included in the computation of diluted loss per share at June 30, 2009 or 2008.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorney’s trust account, accounts receivable, accounts payable, and payable to Bayshore Exploration L.L.C. approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable of $225,000 (excluding the unamortized discount) and for notes payable to related parties of $75,000 approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

(B)           Oil and Gas Properties

At June 30, 2009, five wells (Cooke No. 2, Cooke No. 3, Cooke No. 5, Cooke No. 6, and Cartwright No. 3) were either minimally producing or were awaiting certain work over processes before being placed back into production, and one well (Cartwright No. 1) is shut in awaiting further evaluation.  During the six months ended June 30, 2009, the Company incurred re-completion costs on the Cooke No. 3 well of $5,230, which have been included in the impairment loss for the quarter ended March 31, 2009.

(C)           Fair Value of Warrants

Effective January 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, warrants to purchase 1,269,250 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $3.00 and expire in April 2011. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006. On January 1, 2009, we recorded, as a cumulative effect adjustment, $508 to deficit accumulated during the exploration stage to recognize the fair value of such warrants on such date and reclassified the effects of prior accounting for the warrants in the amount of $1,066,295 from retained earnings (deficit) to deficit accumulated during the exploration stage. The fair value of these common stock purchase warrants increased to $2,792 as of March 31, 2009 and to $3,046 as of June 30, 2009. As such, we recognized a loss from the change in fair value of these warrants of $254 and of $2,538 for the three months and the six months ended June 30, 2009.

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

	June 30, 2009	March 31, 2009	January 1, 2009

Risk free interest rate	1.11%	0.84%	0.84%
Expected life	1.8 Years	2.1 Years	2.3 Years
Dividend yield	-	-	-
Volatility	180%	160%	140%

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

(D)           Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$3,046	$-	$3,046

There were no liabilities measured at fair value at December 31, 2008.  As further described in Note C, the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at June 30, 2009 and at December 31, 2008 are summarized as follows:

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

(E)           Supplemental Cash Flow Information

During the six months ended June 30, 2009, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the six months ended June 30, 2009, $5,230 was financed by Bayshore on open account at June 30, 2009.

During the six months ended June 30, 2008, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the six months ended June 30, 2008, $43,073 was financed by Bayshore on open account at June 30, 2008.

•
During the six months ended June 30, 2008, the Company and Bayshore negotiated a reduction of the amounts owed to Bayshore on the original drilling costs and the remaining liability on the Cooke No. 3 well by $97,760.

The Company paid $14,750 and $0 for interest during the six months ended June 30, 2009 and 2008, respectively.

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

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2009 and 2008

Oil and Gas Revenues

Our oil and gas revenue was $6,254 and $7,789 for the three and six months ended June 30, 2009, compared to $19,633 and $36,424 for the three and six months ended June 30, 2008, representing a decrease of $13,379, or 68.1%, for the three-month period and a decrease of $28,635, or 78.6% for the six-month period.  The decrease in revenues for the three months and the six months ended June 30, 2009 was principally due to continuing decreased oil and gas production in the wells during 2009 in comparison to 2008 and the lack of success of recent well recompletion efforts.  Management has not received units of production and pricing information on which to base detailed comparisons.

Cost and Operating Expenses

Our costs and operating expenses were $48,879 and $94,433 for the three and six months ended June 30, 2009, compared to $92,856 and $186,142 for the three and six months ended June 30, 2008, representing a decrease of $43,977, or 47.4%, for the three-month period, and a decrease of $91,709, or 49.3% for the six-month period.

Lease Operating Expenses — Lease operating expenses were $5,216 and $9,439 for the three and six months ended June 30, 2009, compared to $18,564 and $33,689 for the three and six months ended June 30, 2008, representing an decrease of $13,348, or 71.9%, for the three-month period, and a decrease of $24,250, or 72.0% for the six-month period.  The decrease for both the three and six month periods primarily relates to a decrease of expense on the Cooke #6 well in comparison to the prior year.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $425 and $849 for the three and six months ended June 30, 2009, compared to $783 and 1,567 for the three and six months ended June 30, 2008, representing a decrease of $358, or 45.7%, for the three-month period and a decrease of $718, or 45.8%, for the six-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense — General and administrative expense was $43,238 and $78,915 for the three and six months ended June 30, 2009, as compared to $73,509 and $150,886 for the three and six months ended June 30, 2008, representing a decrease of $30,271, or 41.2%, for the three-month period, and a decrease of $71,971, or 47.7%, for the six-month period.  The decrease in general and administrative expense during the three and six months ended June 30, 2009 is related primarily to 1) decreases in consulting services from investor relations consultants, 2) reduced legal and auditing expenses, and 3) decreases in salary expense because the chief executive office ceased taking compensation effective March 1, 2008.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months and six months ended June 30, 2009 and 2008, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income

Interest Income — We had no interest income for the three months or the six months ended June 30, 2009, as compared to $0 and $368 for the three months and the six months ended June 30, 2008, representing a decrease of $368 for the six-month period.  This decrease is due to a decrease in cash balances and the closure of our money market savings account during the quarter ended December 31, 2008.

Change in fair value of warrants — As further explained in Note C to the accompanying financial statements, effective January 1, 2009 with the adoption of the provisions of EITF 07-5, warrants to acquire 1,269,250 shares of our common stock that were previously treated as equity must now be treated as a derivative liability and measured at fair value.  During the three months and the six months ended June 30, 2009, the fair value of the warrants, measured using the Black-Scholes model, increased by $254 and $2,538, respectively, resulting in a corresponding charge to the statement of operations.

Interest Expense — We incurred interest expense of $34,443 and $58,379 for the three months and the six months ended June 30, 2009, as compared to $15,101 and $30,203 for the three months and the six months ended June 30, 2008.  The increase in interest expense principally relates to interest we have been incurring of $3,000 per month on newly issued notes payable in the principal amount of $300,000 since September 2008.

Liquidity and Capital Resources

At June 30, 2009, our principal source of liquidity consisted of $1,443 of cash plus $8,688 being held in our attorney’s trust account, as compared to $27,523 of cash plus $77,478 being held in our attorney’s trust account at December 31, 2008.  As such, the Company has little cash and we are greatly concerned about our ability to pay our ongoing obligations.  At June 30, 2009, we had a working capital deficit of $1,196,292 as compared to a deficit of $1,033,528 as of December 31, 2008.  In addition, our stockholders’ deficit was $645,158 at June 30, 2009, compared to stockholders’ deficit of $477,734 at December 31, 2008, an increase in stockholders’ deficit of $167,424, principally representing our net loss for the six months ended June 30, 2009.

Our operations used net cash of $94,870 during the six months ended June 30, 2009, as compared to using $79,611 of net cash during the six months ended June 30, 2008.  Net cash used in operating activities consists of our net loss, adjusted principally for the non-cash impairment loss and interest recognized during the six months ended June 30, 2009, plus changes in the non-cash elements of our working capital.

Investing activities for the six months ended June 30, 2009, used no net cash, as compared to $23,450 net cash used during the six months ended June 30, 2008.  Historically, cash used in investing activities principally related to expenditures for exploration and development of oil and gas properties paid for with cash.

Financing activities provided cash of $68,790 during the six month period ended June 30, 2009, and represented the receipt of proceeds from an attorney’s trust account of additional proceeds from our issuance of promissory notes in September 2008.  Financing activities provided no net cash during the six months ended June 30, 2008.

We are focusing our efforts on continuing our production, albeit limited and minimal, from our La Salle County, Texas, wells while we seek external funding to reduce liabilities and to undertake possible further oil and gas activities.  Additionally, we intend to rely on participation in farm-out agreements to provide additional cash to us along with increasing the value of our leaseholds.  Under such farm-out agreements, we would seek the commitment of other parties to undertake the operations of the wells at their cost, with no cost to us.  In these farm-outs, we would likely generally retain a rather small interest in the revenue of any particular well with the possibility of greater percentage participation after payout of the original costs of the wells.  We have entered into a farm-out agreement related to our interest in a recently-acquired lease of 220 acres in LaSalle County, Texas.  We and Bayshore are currently negotiating with third parties a more extensive farm-out arrangement of other oil and gas interests, although no agreement has yet been reached.

We cannot assure that additional capital funding would be available through private or public equity financing or bank financing, including any funds that we may seek from existing stockholders.  Without additional sources of cash, we will be unable to substantially reduce our working capital deficit, reduce our current liabilities, including those that are substantially past due, or pay ongoing expenses.  Our creditors may not continue to forbear from collection efforts.  Management’s external financing efforts may be impaired by our limited revenues, our continuing inability to identify and exploit exploration opportunities and increase production, continuing general and administrative costs, and the limited liquidity for our common stock.  There is no assurance that additional capital funding would be available through private or public equity financing or bank financing, including any funds that we may seek from existing stockholders.  Furthermore, outside events such as the price of oil, the condition of the stock market, and interest rate levels could affect our ability to obtain financing.  We have no financing arrangements with any person to obtain additional funding on any terms and cannot assure that we will be able to do so.  If we are unable to obtain additional capital funding, we may be required to sell assets, reduce our holdings of oil and gas properties or merge with another entity in order to generate sufficient cash to liquidate our liabilities.  In conjunction with Bayshore, we are outsourcing farm-out strategies on all our leased properties.  If we are unable to farm-out some of our interests by September 30, 2009, we intend to put some of our leasehold interests up for sale.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At June 30, 2009, and December 31, 2008, no allowance for doubtful accounts was deemed necessary.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our financial statements.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We do not expect adoption to have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our financial statements.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2009, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAXTON ENERGY, INC.
(Registrant)

Date: August 19, 2009	By:	/s/ Robert Freiheit
Robert Freiheit, President, Chief Executive Officer, and Chief Financial Officer