Form 10-Q
period 2009-09-30
PAXTON ENERGY INC
filed 2009-11-20
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2009, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of September 30, 2009, and December 31, 2008 (the end of its most recently completed fiscal year); unaudited condensed statements of operations for the three and nine months ended September 30, 2009 and 2008, and for the period from June 30, 2004 (date of inception) through September 30, 2009; unaudited condensed statement of stockholders’ deficit for the nine months ended September 30, 2009; and unaudited condensed statements of cash flows for the nine months ended September 30, 2009 and 2008, and for the period from June 30, 2004 (date of inception) through September 30, 2009, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2008, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$5,885	$27,523
Receivable from attorney's trust account	668	$77,478
Accounts receivable	-	4,076
Prepaid expenses and other current assets	8,115	10,410
Total Current Assets	14,668	119,487

Property and Equipment, net of accumulated depreciation	1,280	2,428

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$603,834	$709,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$254,720	$231,221
Accrued liabilities	17,666	6,750
Payable to Bayshore Exploration L.L.C.	92,627	79,903
Notes payable, less unamortized discount	225,000	199,194
Notes payable to related parties	90,000	75,000
Accrued registration right penalties and interest	617,753	560,947
Total Current Liabilities	1,297,766	1,153,015

Long-Term Liabilities
Long-term asset retirement obligation	35,793	34,520
Fair value of warrants	23,136	-
Total Long-Term Liabilities	58,929	34,520

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,243,887	7,243,887
Retained earnings (deficit)	-	(1,066,295)
Deficit accumulated during the exploration stage	(8,020,334)	(6,678,912)
Total Stockholders' Deficit	(752,861)	(477,734)

Total Liabilities and Stockholders' Deficit	$603,834	$709,801

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

Oil and gas revenues, net	$3,633	$12,588	$11,422	$49,012	$341,441

Costs and Operating Expenses
Lease operating expenses	4,197	6,051	13,636	39,740	129,319
Impairment loss on oil and gas properties	25,066	1,200,000	30,296	1,200,000	3,847,192
Accretion of asset retirement obligations	424	784	1,273	2,351	7,487
General and administrative expense	29,515	38,841	108,430	189,727	1,690,588
Stock-based compensation	-	-	-	-	1,468,575
Total costs and operating expenses	59,202	1,245,676	153,635	1,431,818	7,143,161

Loss from operations	(55,569)	(1,233,088)	(142,213)	(1,382,806)	(6,801,720)

Other income (expense)
Interest income	-	-	-	368	63,982
Change in fair value of warrants	(20,090)	-	(22,628)	-	(23,136)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(25,593)	(18,677)	(83,972)	(48,880)	(287,379)
Interest expense from amortization of discount on secured convertible notes and other debt	(6,451)	(3,226)	(25,806)	(3,226)	(996,081)
	(52,134)	(21,903)	(132,406)	(51,738)	(1,218,614)

Net Loss	$(107,703)	$(1,254,991)	$(274,619)	$(1,434,544)	$(8,020,334)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.05)	$(0.01)	$(0.06)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,586,139	23,586,139	23,586,139	23,586,139

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months ended September 30, 2009
(Unaudited)
					Deficit
					Accumulated
			Additional	Retained	During the	Total
	Common Stock		Paid-In	Earnings	Exploration	Stockholders'
	Shares	Amount	Capital	(Deficit)	Stage	Deficit

Balance - December 31, 2008, as previously reported	23,586,139	$23,586	$7,243,887	$(1,066,295)	$(6,678,912)	$(477,734)

Cumulative effect of reclassification of warrants	-	-	-	1,066,295	(1,066,803)	(508)

Balance - January 1, 2009, as adjusted	23,586,139	23,586	7,243,887	-	(7,745,715)	(478,242)

Net loss	-	-	-	-	(274,619)	(274,619)

Balance - September 30, 2009	23,586,139	$23,586	$7,243,887	$-	$(8,020,334)	$(752,861)

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2009	2008	September 30, 2009

Cash Flows From Operating Activities
Net loss	$(274,619)	$(1,434,544)	$(8,020,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	30,296	1,200,000	3,847,192
Stock-based compensation for services	-	-	1,468,575
Interest expense from amortization of discount on secured convertible notes and other debt	25,806	3,226	996,081
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	1,273	2,351	7,487
Depreciation expense	1,148	1,117	3,883
Change in fair value of warrants	22,628	-	23,136
Changes in assets and liabilities:
Accounts receivable	4,076	11,409	16,818
Prepaid expenses and other current assets	2,295	5,369	(8,115)
Accounts payable and accrued liabilities	16,843	18,718	397,413
Accrued registration rights penalties and interest	56,806	45,471	209,975
Net Cash Used In Operating Activities	(113,448)	(146,883)	(1,081,889)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	(39,776)	(1,916,515)
Purchase of property and equipment	-	(1,137)	(5,163)
Net Cash Used In Investing Activities	-	(40,913)	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorney's trust account	76,810	107,502	854,332
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	15,000	75,000	165,000
Payment of payable to Bayshore Exploration L.L.C.	-	(75,000)	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	91,810	107,502	3,009,452
Net Increase (Decrease) In Cash And Cash Equivalents	(21,638)	(80,294)	5,885
Cash and Cash Equivalents At Beginning Of Period	27,523	117,210	-
Cash and Cash Equivalents At End Of Period	$5,885	$36,916	$5,885

Supplemental Cash Flow Information—Note F.

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements

(A)           Organization, Change in Control and Significant Accounting Policies

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through September 30, 2009, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2008, and for the period from June 30, 2004 (date of inception) through December 31, 2008, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2009 and its results of operations for the three months ended September 30, 2009 and 2008, and its results of operations and cash flows for the nine months ended September 30, 2009 and 2008 and for the period from June 30, 2004 (date of inception), through September 30, 2009.  The results of operations for the three months and the nine months ended September 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $107,703 and $274,619 for the three months and the nine months ended September 30, 2009, respectively, and $2,376,293 for the year ended December 31, 2008.  The Company also used cash of $113,448 and $196,296 in its operating activities during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.  Through September 30, 2009, the Company has accumulated a deficit during the exploration stage of $8,020,334.  At September 30, 2009, the Company has a working capital deficit of $1,283,098 including current liabilities of $1,297,766.  The current liabilities are composed of accrued registration right penalties and interest of $617,753, notes payable of $315,000, payables to Bayshore of $92,627, and other accounts payable and accrued liabilities of $272,386. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Within the next four months, the Company needs to obtain funds from a farm-out, increased production from the Company’s wells, a sale of its leasehold interests, or a third-party funding arrangement to continue operations.  The Company is currently pursuing, with its operator, a farm-out arrangement for a promising formation which would provide an up-front bonus payment and a back-end interest in production revenues.  The Company can give no assurances that such an arrangement will be consummated.  The Company also believes that increased production from its current wells is unlikely.  Funding from other than a successful farm-out or from the sale of leasehold interests also seem unlikely based upon the Company’s current financial position.  The Company’s creditors will probably not continue to forebear from collection efforts for more than a short period of time.  Based upon all of the above factors, the Company has not yet formulated a longer-term plan for operations and is concentrating on meeting its short-term needs.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,269,250 shares of common stock issuable upon exercise of warrants or the 375,000 shares of common stock issuable upon the exercise of options were included in the computation of diluted loss per share at
September 30, 2009 or 2008.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorney’s trust account, accounts receivable, accounts payable, and payable to Bayshore Exploration L.L.C. approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable (excluding the unamortized discount) and for notes payable to related parties approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Subsequent Events – The Company has evaluated subsequent events through November 20, 2009, the date these Condensed Financial Statements were issued and have determined that there were no subsequent events that require disclosure.

(B)           Oil and Gas Properties

At September 30, 2009, five wells (Cooke No. 2, Cooke No. 3, Cooke No. 5, Cooke No. 6, and Cartwright No. 3) were either minimally producing or were awaiting certain work over processes before being placed back into production, and one well (Cartwright No. 1) is shut in awaiting further evaluation.  During the nine months ended September 30, 2009, the Company incurred re-completion costs on the Cooke No. 3 well of $30,296, which have been included in the impairment loss on oil and gas properties.

(C)           Notes Payable

On September 3, 2008, we issued $225,000 of secured promissory notes to four individuals who are unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who are related parties.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were due September 1, 2009 and are secured by all of the assets of the Company.  Interest has been paid on these notes through April 30, 2009, but interest has not been paid since that date.  As of September 30, 2009, the Company owes $15,000 in accrued interest on these notes, which is included in accrued liabilities in the accompany balance sheet.  The notes matured on September 1, 2009 and have not been paid.  Both the non-payment of interest and our failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently negotiating with its secured lenders for an extension.  The Company can provide no assurance that it will obtain an extension, nor that the secured creditors will not eventually foreclose if not paid in the near term.

During the three months ended September 30, 2009, the Company’s two officers and directors loaned the Company $15,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and are due December 30, 2009.

(D)           Fair Value of Warrants

Effective January 1, 2009 we adopted the provisions of Accounting Standards Codification (ACS) 815-15, Embedded Derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ACS 815-10, Derivatives and Hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase 1,269,250 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $3.00 and expire in April 2011. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006. On January 1, 2009, we recorded, as a cumulative effect adjustment, $508 to deficit accumulated during the exploration stage to recognize the fair value of such warrants on such date and reclassified the effects of prior accounting for the warrants in the amount of $1,066,295 from retained earnings (deficit) to deficit accumulated during the exploration stage. The fair value of these common stock purchase warrants increased to $3,046 as of June 30, 2009 and to $23,136 as of September 30, 2009. As such, we recognized a loss from the change in fair value of these warrants of $20,090 and of $22,628 for the three months and the nine months ended September 30, 2009.

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

	September 30, 2009	June 30, 2009	January 1, 2009

Risk free interest rate	0.71%	1.11%	0.84%
Expected life	1.6 Years	1.8 Years	2.3 Years
Dividend yield	-	-	-
Volatility	290%	180%	140%

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

(E)           Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$23,136	$-	$23,136

There were no liabilities measured at fair value at December 31, 2008.  As further described in Note C, the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at September 30, 2009 and at December 31, 2008 are summarized as follows:

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

(F)           Supplemental Cash Flow Information

During the nine months ended September 30, 2009, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the nine months ended September 30, 2009, $30,296 was financed by Bayshore on open account at September 30, 2009.

During the nine months ended September 30, 2008, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the nine months ended September 30, 2008, $43,073 was financed by Bayshore on open account at September 30, 2008.

•
During the nine months ended September 30, 2008, the Company and Bayshore negotiated a reduction of the amounts owed to Bayshore on the original drilling costs and the remaining liability on the Cooke No. 3 well by $97,760.

•	Effective September 1, 2008, the Company sold a 21.75% working interest in the Cooke No. 6 well through Bayshore and the proceeds were applied directly against the Company’s liability to Bayshore.

The Company paid $14,750 and $409 for interest during the nine months ended September 30, 2009 and 2008, respectively.

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

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2009 and 2008

Oil and Gas Revenues

Our oil and gas revenue was $3,633 and $11,422 for the three and nine months ended September 30, 2009, compared to $12,588 and $49,012 for the three and nine months ended September 30, 2008, representing a decrease of $8,955, or 71.1%, for the three-month period and a decrease of $37,590, or 76.7% for the nine-month period.  The decrease in revenues for the three months and the nine months ended September 30, 2009 was principally due to continuing decreased oil and gas production in the wells during 2009 in comparison to 2008 and the lack of success of recent well recompletion efforts.  Management has not received units of production and pricing information on which to base detailed comparisons.

Cost and Operating Expenses

Our costs and operating expenses were $59,202 and $153,635 for the three and nine months ended September 30, 2009, compared to $1,245,676 and $1,431,818 for the three and nine months ended September 30, 2008, representing a decrease of $1,186,474, or 95.2%, for the three-month period, and a decrease of $1,278,183, or 89.3% for the nine-month period.

Lease Operating Expenses — Lease operating expenses were $4,197 and $13,636 for the three and nine months ended September 30, 2009, compared to $6,051 and $39,740 for the three and nine months ended September 30, 2008, representing a decrease of $1,854, or 30.6%, for the three-month period, and a decrease of $26,104, or 65.7% for the nine-month period.  The decrease for both the three and nine month periods primarily relates to a decrease of expense on the Cooke #6 well in comparison to the prior year.

Impairment Loss on Oil and Gas Properties — Impairment loss on oil and gas properties was $25,066 and $30,296 for the three and nine months ended September 30, 2009, compared to $1,200,000 for the three and nine months ended September 30, 2008.  At September 30, 2008, the Company determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company recognized an impairment loss during the three months and the nine months ended September 30, 2008 in the amount of $1,200,000, reducing the carrying value for wells drilled.  At December 31, 2008, the Company recognized additional impairment further reducing the carrying value for wells drilled to zero.  During the three months and the nine months ended September 30, 2009, the Company incurred re-completion costs on the Cooke No. 3 well of $25,066 and $30,296, respectively, which have been included in the impairment loss on oil and gas properties.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $424 and $1,273 for the three and nine months ended September 30, 2009, compared to $784 and $2,351 for the three and nine months ended September 30, 2008, representing a decrease of $360, or 45.9%, for the three-month period and a decrease of $1,078, or 45.9%, for the nine-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense — General and administrative expense was $29,515 and $108,430 for the three and nine months ended September 30, 2009, as compared to $38,841 and $189,727 for the three and nine months ended September 30, 2008, representing a decrease of $9,326, or 24.0%, for the three-month period, and a decrease of $81,297, or 42.8%, for the nine-month period.  The decrease in general and administrative expense during the three months ended September 30, 2009 is related primarily to a reduction in legal expenses.  The decrease in general and administrative expense during the nine months ended September 30, 2009 is related primarily to 1) decreases in consulting services from investor relations consultants, 2) reduced legal and auditing expenses, and 3) decreases in salary expense because the chief executive office ceased taking compensation effective March 1, 2008.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months and nine months ended September 30, 2009 and 2008, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income

Interest Income — We had no interest income for the three months or the nine months ended September 30, 2009, as compared to $0 and $368 for the three months and the nine months ended September 30, 2008, representing a decrease of $368 for the nine-month period.  This decrease is due to a decrease in cash balances and the closure of our money market savings account during the quarter ended December 31, 2008.

Change in fair value of warrants — As further explained in Note C to the accompanying financial statements, effective January 1, 2009 with the adoption of the provisions of ACS
815-15, Embedded Derivatives, warrants to acquire 1,269,250 shares of our common stock that were previously treated as equity must now be treated as a derivative liability and measured at fair value.  During the three months and the nine months ended September 30, 2009, the fair value of the warrants, measured using the Black-Scholes model, increased by $20,090 and $22,628, respectively, resulting in a corresponding charge to the statement of operations.

Interest Expense — We incurred interest expense of $25,593 and $83,972 for the three months and the nine months ended September 30, 2009, as compared to $18,677 and $48,880 for the three months and the nine months ended September 30, 2008.  The increase in interest expense principally relates to interest we have been incurring of $3,000 per month on newly issued notes payable in the principal amount of $300,000 since September 2008.

Interest Expense from Amortization of Discount on Secured Convertible Notes — On September 3, 2008, the Company issued $200,000 of secured promissory notes and 600,000 shares of common stock to three individuals. The proceeds were allocated to the promissory notes and to the common stock issued based on their relative fair values. The allocation resulted in a $38,710 discount to the promissory notes, which has been amortized as a non-cash charge to interest expense over the term of the promissory notes from September 3, 2008 through September 1, 2009 in the approximate amount of $3,226 per month.

Liquidity and Capital Resources

At September 30, 2009, our principal source of liquidity consisted of $5,885 of cash plus $668 being held in our attorney’s trust account, as compared to $27,523 of cash plus $77,478 being held in our attorney’s trust account at December 31, 2008.  As such, the Company has little cash and we are greatly concerned about our ability to pay our ongoing obligations.  At September 30, 2009, we had a working capital deficit of $1,283,098 as compared to a deficit of $1,033,528 as of December 31, 2008.  In addition, our stockholders’ deficit was $752,861 at September 30, 2009, compared to stockholders’ deficit of $477,734 at December 31, 2008, an increase in stockholders’ deficit of $275,127, principally representing our net loss for the nine months ended September 30, 2009.

Our operations used net cash of $113,448 during the nine months ended September 30, 2009, as compared to using $146,883 of net cash during the nine months ended September 30, 2008.  Net cash used in operating activities consists of our net loss, adjusted principally for the non-cash impairment loss recognized and interest amortized during the nine months ended September 30, 2009, plus changes in the non-cash elements of our working capital.

Investing activities for the nine months ended September 30, 2009, used no net cash, as compared to $40,913 net cash used during the nine months ended September 30, 2008.  Historically, cash used in investing activities principally related to expenditures for exploration and development of oil and gas properties paid for with cash.

Financing activities provided cash of $91,810 during the nine month period ended September 30, 2009, and consisted of the receipt of $76,810 in proceeds from our attorney’s trust account originating from our issuance of promissory notes in September 2008, plus $15,000 in proceeds from short-term loans from our officers and directors.  Financing activities provided $107,502 of net cash during the nine month period ended September 30, 2008, and reflects our issuance of promissory notes in September 2008 in the amount of $300,000 less amounts retained in our attorney’s trust account, and less $75,000 paid to Bayshore for amounts financed by them.

Within the next four months, we need to obtain funds from a farm-out, increased production from our wells, a sale of our leasehold interests, or a third-party funding arrangement to continue operations.  We are currently pursuing, with Bayshore, a farm-out arrangement for a promising formation which would provide an up-front bonus payment and a back-end interest in production revenues.  We can give no assurances that such an arrangement will be consummated.  We also believe that increased production from our current wells is unlikely.  Funding from other than a successful farm-out or from the sale of leasehold interests also seem unlikely based upon our current financial position.  Our creditors will probably not continue to forebear from collection efforts for more than a short period of time.  Based upon all of the above factors, we have not yet formulated a longer-term plan for operations and are concentrating on meeting our short-term needs.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product isdelivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At September 30, 2009, and December 31, 2008, no allowance for doubtful accounts was deemed necessary.

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

Recent Accounting Pronouncements

During the quarter ended September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on our financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes will not have a material impact on our current financial statements.  However, these changes would impact the accounting for controlling financial interests in a VIE that we may acquire in the future.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. We adopted this guidance on October 1, 2009, and it had no material impact on our financial statements.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2009, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears under “Item 1A, Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Foreclosure by Secured Lenders

If we fail to pay the $300,000, plus accrued interest, due to secured lenders or make other arrangements with our secured lenders, we will likely lose most or all of our assets and be unable to continue to operate.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 3, 2008, we issued $300,000 of secured promissory notes to six individuals, two of whom are related parties.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were due September 1, 2009 and are secured by all of the assets of the Company.  We have paid interest on these notes through April 30, 2009, but have not paid interest since that date.  As of September 30, 2009, we owe $15,000 in accrued interest to these noteholders.  The notes matured on September 1, 2009 and have not been paid.  Both the non-payment of interest and our failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  We are currently negotiating with our secured lenders for an extension.  We can provide no assurance that we will obtain an extension, nor that the secured creditors will not eventually foreclose if not paid in the near term.

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

PAXTON ENERGY, INC.
(Registrant)

Date: November 20, 2009	By:	/s/ Robert Freiheit
Robert Freiheit, President, Chief Executive Officer, and Chief Financial Officer