Form 10-K
period 2009-12-31
PAXTON ENERGY INC
filed 2010-04-15
CIK 1342643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number 000-52590

PAXTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

295 Highway 50, Suite 2 Lake Village Professional Building Stateline, NV 89449	P.O. Box 1148 Zephyr Cove, NV 89448-1148
(Address of principal executive offices)	(Mailing Address)
Main: 775 588-5390 Toll Free: 1 800 313-9150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   As of June 30, 2009, the aggregate market value of the 18,816,529 voting and nonvoting common equity held by nonaffiliates of the issuer was $376,331.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of April 7, 2010, the issuer had 23,586,139 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

Item		Page
	Part I
--	Special Note on Forward-Looking Statements	1
1	Business	2
--	Recent Developments	3
1A	Risk Factors	10
1B	Unresolved Staff Comments	14
2	Properties	14
3	Legal Proceedings	14
4	[Removed and Reserved]	15

	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6	Selected Financial Data	16
7	Management’s Discussion and Analysis of Financial Condition and Results Of Operation	16
7A	Quantitative and Qualitative Disclosures about Market Risk	19
8	Financial Statements and Supplementary Data	19
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
9A(T)	Controls and Procedures	19
9B	Other Information	20

	Part III
10	Directors, Executive Officers and Corporate Governance	21
11	Executive Compensation	23
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13	Certain Relationships and Related Transactions, and Director Independence	26
14	Principal Accounting Fees and Services	26

	Part IV
15	Exhibits, Financial Statement Schedules	27
--	Signatures	30
--	Index to Financial Statements	F-1
--	Report of Independent Registered Public Accounting Firm	F-2

i

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•
whether we will be able to acquire oil and gas properties generating revenue from existing production with proven undeveloped reserves or discover and produce oil or gas in commercial quantities from any prospect;

•	whether the quantities of oil or gas we acquire or discover will be as large as our initial estimate of an exploration target area’s gross unrisked potential;

•	whether actual results of the properties acquired or actual exploration results will be consistent with our forecasts;

•	future acquisition or drilling and other exploration schedules and sequences for wells and other activities;

•	the future results of acquired properties or results from drilling individual wells and other exploration and development activities;

•	future variations in well performance as compared to projections or initial test data;

•	the ability to develop economically and market discovered reserves;

•	the prices at which we may be able to sell oil or gas;

•	uncertainties inherent in estimating quantities of undeveloped proved reserves and actual production rates and associated costs;

•	future events that may result in the need for additional capital;

•	the cost and availability of additional capital that we may require and possible related restrictions on our future operating or financing flexibility;

•	our future ability to attract industry or financial participants to share the costs of exploration, exploitation, development, and acquisition activities;

•	future plans and the financial and technical resources of industry or financial participants;

•	other factors that are not listed above.

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

Organization

We were incorporated in Nevada on June 30, 2004.  At that time, we issued to our founder 10,000,000 shares of common stock (after giving effect to the immediate cancellation of 41,000,000 shares) and 5,000,000 shares to another stockholder for cash.  On August 25, 2004, a group of investors obtained the controlling interest in our company by purchasing 14,650,000 of the 15,000,000 shares then issued and outstanding, the initial officer and director resigned, and on that date, Robert Freiheit, purchased 7,500,000 of the outstanding shares transferred, was appointed as sole director and president and served in those positions until March 17, 2010.

In mid-2005, we initiated oil and gas exploration activities by acquiring for cash and common stock a working interest in the Cooke No. 3 test well to be drilled on the Cooke Ranch in La Salle County, Texas.  We have subsequently expanded our La Salle County, Texas working interests.

Business

As noted above, we are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, all operated by Bayshore.

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

We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, to operate the wells, increase production, and establish reserves.  We have issued an aggregate of 907,000 shares of common stock to Bayshore or its principal, Jamin Swantner, as partial consideration for various exploration rights, along with 100,000 shares for advisory services, so that together with an additional 50,000 shares they have acquired privately, they are now the owners of approximately 3.2% of our issued and outstanding stock.  From our inception through December 31, 2009, we have paid Bayshore or incurred $176,800 as additional consideration for exploration rights, $81,023 for seismic studies, $2,678,339 for well drilling and completion costs, and $326,463 to acquire additional exploration rights and leasehold near the Cooke Ranch.

We intend to diversify our opportunities and risk by seeking working interests in other producing oil and gas properties, and seeking other prospects, relying on the experience and expertise of other operators, rather than building an internal exploration capability.  We will need to obtain additional funding to carry out such activities.

Business Strategy

The execution of any strategy for the future benefit of the company will require additional funds which we do not currently possess.  If we are able to raise such necessary additional funds, our strategy will be to acquire existing revenue-generating production with proven undeveloped reserves and to evaluate the area surrounding the Cooke Ranch to determine an appropriate strategy in an effort to increase our production and cash flow and build reserves through acquisition, exploration, and development drilling.  The principal components of our business strategy are:

•
Rely on the Exploration Expertise of Others.   We will continue to rely on the technical expertise and experience of a variety of oil and gas experts and consultants in order to reduce our ongoing general and administrative expenses.

•
Focus on the Acquisition of Existing Production and Development Opportunities.   We believe our experience in the oil and gas industry will allow us to generate and evaluation opportunities to acquire existing production.

•
Balance Our Opportunities.   We intend to diversify and balance our production acquisition with exploration opportunities  in areas in which we might be able to team with operators having experience and expertise.

RECENT DEVELOPMENTS

On March 17, 2010 we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California.  On that same day, all directors and officers of our company resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.

Pursuant to the Agreement, the new officers and directors have undertaken to effectuate the following provisions of the Agreement that are related to a recapitalization of the company:

•	the reaching of an agreement with the Registrant’s secured creditors to extend the due date of approximately $330,000 of debt to August 31, 2010 and to bring all interest current,

•	the conversion of approximately $637,000 of Registrant’s debt to common stock at the rate of $0.05 a share providing for the issuance of approximately 12,757,380 common shares,

•	an initial reverse stock split (a stock consolidation) of 1 new share for each 3 shares outstanding,

•	after the initial reverse stock split, the conversion of 1,644,250 common stock options to 1,644,250 shares of common stock, and

•
after the initial reverse stock split the issuance of 300,000 shares of common stock to a nominee of Whale Haven Inc., one of the Registrant’s largest shareholders, that will be appointed a director of the Registrant and 300,000 to another person nominated by Charles Volk that will be appointed a director,

•	with the result that there will be approximately 22,500,000 shares of common stock outstanding, which shares will then be consolidated by a subsequent reverse stock split into 10 million shares,

•	in contemplation of the restructuring above, the Registrant will be authorized to undertake the issuance or offering of the following new shares, not subject to the reverse splits –

•
issue 62,700,000 shares of post-consolidation common stock to Mr. Volk in consideration of his transfer to the registrant of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000 , and an annual net cash flow of $1,000,000,

•	offer 3.3 million shares of common stock to an investment banker,

•	offer for sale up to 6 million Units at $0.05 a Unit, each Unit consisting of one share of common stock and ½ a common stock purchase warrant exercisable at $0.15 a warrant share, and

•
subsequent to the sale of the foregoing Units, offer for sale up to 20 million Units at $0.15 a Unit, each Unit consisting of one share of common stock and ½ a common stock purchase warrant exercisable at $0.45 a warrant share.

A successful transaction is dependent on meeting a number of conditions precedent including the approval of the two reverse splits by the shareholders.

Increase in liquidity.  The above measures, when achieved, will greatly improve the liquidity of the company.  In addition, subsequent to the execution of the above agreement and the change in control of the company, on March 27, 2010 the company under its new management signed a Letter of Intent with DEEJ Consulting, LLC to purchase that company’s Jaspers wells located in Concho and Menard Counties, Texas. The purchase price for the wells is $700,000, consisting of $600,000 cash and $100,000 worth of post-stock-splits common stock of Paxton Energy.

Capital resources.  The above “Change of Control and Recapitalization Agreement” describes our intended sources of funds to recapitalize the company.  Mr. Volk is reviewing now several producing oil and gas properties for possible purchase.  An investment banking firm in San Francisco has been retained to conduct the two private placements described in the agreement.

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

Cooke Ranch Activities

Cooke No. 3 Well

As a result of agreements reached in 2005 and 2006, we have retained a 9% working interest (6.8875% net revenue interest) in the Cooke No. 3 well, and an 11.75% working interest (8.8125% net revenue interest) in the balance of the 8,843-acre Cooke Ranch leases outside the Cooke No. 3 well and 40-acre drilling site.

In an effort to increase production from deeper reservoirs, in February 2008, we began operations to test the Cooke No. 3 well in the Pearsall formation at approximately 13,100 feet.  During the original drilling of this well in 2005, drilling encountered over 600 feet of Pearsall formation, which the operators believed warranted a further test.  Due to re-entry difficulties encountered during those operations, however, we decided to re-complete the well in the Escondido formation and review our options to test the Pearsall formation at 1300 feet at a later date.  As of March 31, 2008, the Cooke No. 3 well had been re-completed and was producing intermittently from a depth of approximately 6700 feet in the Escondido formation.  The Cooke No. 3 well produced intermittently at that depth in the Escondido from March 2008 to April 2008.  In April 2008, the Cooke No. 3 well was shut-in due to mechanical issues related to a packer in the well and a pump at the surface.  In early March 2009, we put the Cooke No. 3 back into production.  During 2009, we received $2,838 of net revenue from this well and paid $3,556 in lease operating expenses.

Cooke No. 5 Well

The Cooke No. 5 well, located approximately 1,200 feet northwest of the Cooke No. 3 initial well, reached a total depth of 6,850 feet on September 3, 2006.  Bayshore completed this well for production in an approximately 200-foot section in the Escondido formation below a depth of approximately 6,650 feet and in November 2006 initiated production as it completed the installation of a tank battery and gas-gathering system and pipeline connection.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 5 well.  In 2008, production from the Cooke No. 5 well was at average rates of 360 gross barrels of oil per month and 600 gross Mcf of gas per month.  During 2009, we received $242 in net revenue from this well and paid $2,654 in lease operating expenses.

Cooke No. 2 Well

On October 12, 2006, we reached an agreement with Bayshore to bear 25% of the actual costs of re-completing the Cooke No. 2 well on the Cooke Ranch, estimated at approximately $500,000 for 100% of the working interest, in order to acquire a 25% working interest (17.5% net revenue interest) in the well and related 160 gross-acre drilling site.  Bayshore re-completed the well in an approximately 45-foot section at a depth of approximately 6,400-6,445 feet in the Escondido formation and in November 2006 initiated production as it completed the installation of a tank battery and construction of gas-gathering system and an approximately 4,000-foot pipeline connection.  We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007.  As of the first quarter of 2009, the Cooke No. 2 well was producing oil at a rate of 150-180 gross barrels per month and 150 gross Mcf per month.   During 2009, we received $1,758 in net revenue from this well and paid $4,619 in lease operating expenses.

Fiedler No. 1 Well

In July 2008, the Fiedler No. 1 well was shut-in.  In December 2008, the Fiedler No. 1 well was sold for salvage value.  We held an 18.75% working interest (14.0625% net revenue interest) in the Fiedler No. 1 well, and the Company’s portion of the sale proceeds was $16,406 and was applied against the Company’s liability to Bayshore.  Prior to the Company’s sale of the Fiedler No. 1 well, in 2008 it had no production.  The well was sold in 2008 and the salvage purchaser was responsible for compliance with the regulations of the Texas Railroad Commission applicable to the plugging and abandonment of the Fiedler No. 1 well.

Cooke No. 6 Well

The Cooke No. 6 well began production in September 2007.  We held a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 6 well at the time of its completion.  Our share of the drilling and completion costs for the Cooke No. 6 well was $260,337, of which $117,508 had been paid as of September, 2008.  On September 1, 2008, we sold a 21.75% working interest to an unrelated third party, leaving us with a 10.00% working interest and a net revenue interest of 7.50%.  As of September 2008, this well produced oil at an average rate of 1,050 barrels per month and gas at an average rate of 3,750 Mcf per month.  Production from the Cooke No. 6 well subsequently decreased with production as of March 1, 2009, at approximate rates of 450 gross barrels of oil per month and 600 gross Mcf per month.  During 2009, we received $6,227 in net revenue from this well and paid $2,510 in lease operating expenses.

Cartwright No. 3

In the third quarter of 2008, the Cartwright No. 3 was placed into production through a farm-out arrangement with Carrizo Exploration, Inc.  In the first four months following May 2008, the Cartwright No. 3 well produced at approximate rates of 1,350 barrels of oil per month and 6,600 Mcf of gas per month.  Production levels subsequently declined such that since November 2008, the Cartwright No. 3 well has produced at approximate rates of 300 gross barrels of oil per month and 2,550 gross Mcf  of gas per month.  We have a 3.97% working interest and 3.0% net revenue interest in the Cartwright No. 3 well.  During 2009, we received $4,364 in net revenue from this well and paid $2,505 in lease operating expenses.

Oil and Gas Sales

A sweet gas and sour gas pipeline runs through the Cooke Ranch with adequate excess capacity to handle foreseeable production from wells that we might drill.  “Sour gas” is a natural gas containing small amounts of hydrogen sulfide (H 2 S) and carbon dioxide (CO 2 ), while “sweet gas” is a natural gas that does not contain hydrogen sulfide or significant quantities of carbon dioxide.  A “sweet gas and sour gas pipeline” can carry both of these types of natural gas.

In 2008 and 2009, we participated in activities related to the following wells, with the interests and results indicated as of December 31, 2009:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	8.5000%	6.375%	6,660	Escondido	Producing.
Cooke No. 6	10.0000	7.5000	6,671	Escondido	Producing.
Cooke No. 2	25.0000	18.5000	6,400	Escondido	Producing at non-economic levels (awaiting enhancement/paraffin treatment).
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Shut in. (awaiting sale for salvage value).
Fiedler No. 1	18.7500	14.0625	8,170	Olmos	Sold for salvage value.
Cartwright No. 3	3.9700	3.0000	6,800	Escondido	Producing.

Acquisition and Drilling Activities

We will need to obtain additional funding to acquire additional properties and participate in additional drilling.  The following table sets forth the wells drilled and completed by us during 2008 and 2009, respectively:

	2008		2009
	Gross	Net	Gross	Net
Development Wells:
Producing	--	--	--	--
Nonproducing	--	--	--	--
Total	--	--	--	--

Exploratory Wells:
Discoveries	1.00	0.04	--	--
Exploratory Dry Holes	--	--	--	--
Total	1.00	0.04	--	--

Productive Wells and Acreage

As of December 31, 2009, we had interests in productive wells as follows:

	Wells		Acreage		Average Daily Production (1)
	Gross	Net	Gross	Net	Gross	Net

Oil (2)	5.0	0.59	160	19	11.44
Gas	--	--	--	--	47	2.1
_______________
(1)	Average daily oil production is expressed in barrels of oil per day. Average daily gas production is expressed in thousands of cubic feet per day.
(2)	Wells producing both oil and gas were counted as oil wells. Includes the Cooke No. 2 well, which is not producing at economic levels and will be treated in an effort to enhance production.

All of the above wells are located in LaSalle County, Texas.

Wells and Acreage

The following table sets forth our gross and net acres of developed and undeveloped oil and gas leases as of December 31, 2008 and 2009, respectively:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
2009	160	19	11,133	3,535
2008	160	19	11,133	3,535

Production, Transportation, and Marketing

Our share of the oil produced is sold at posted field prices to an unaffiliated purchaser.  Posted prices are generally competitive among crude oil purchasers.  Our crude oil sales contracts may be terminated by either party upon 30 days’ notice.

No Proved Reserves

As of December 31, 2009, we have no proved reserves.

Operational Hazards and Insurance

We intend to acquire properties with existing oil and gas production, explore, drill for, and produce oil and gas, and as such, our operations are subject to the usual hazards incident to the industry.  These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.

We currently do not maintain insurance to cover operational hazards, but rely on the insurance that Bayshore is required to maintain under our agreements.  The operator of the wells in which we have interests is required to maintain $1.0 million worker’s compensation, $4.0 million employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, bodily injury, and property damage insurance coverage for joint operations on areas in which we have interests.    We cannot assure that we could obtain or that Bayshore or our contractors will be able to continue to obtain insurance coverage for current or future activities.  Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.

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

           On March 27, 2010, the Company entered into a consulting agreement with Deej Consulting LLC for services as follows:

•	Project evaluation services the Company in connection with its operational efforts;
•	Consulting services include, but are not limited to economic evaluations, budget reviews, participation in operational meetings, and project management;
•	Consulting services also include formulating strategic planning, identifying and contacting potential vendors, developing relationships with other operators;
•	Evaluate and report to the Company on potential joint venture and financing opportunities with other oil and gas companies;
•	Oversee all aspects of field operations including AFEs and LOEs; and
•	Ensure maximum production and daily operations from all wells.

Deej received a non-refundable retainer of $16,000 on signing and is to receive $8,000 a month beginning April 27, 2010  The term of the agreement is for a period of 12 months unless terminated earlier and the agreement may be renewed and extended for additional periods of 12 months each from the end of the initial term or subsequent extension terms.  The agreement may be terminated by either party at any time upon 30 days prior written notification of the other party.

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

With respect to the La Salle County Texas properties, we rely principally on Bayshore, which has provided us with all of the prospects in which we have participated to date, to select prospects for energy investments and to conduct exploration.  We will also be dependent on Bayshore if any such prospects warrant development.  We might be unable to continue with our energy investment activities if Bayshore were unable or unwilling to continue to provide these services to us.

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

We have and may continue to incur substantial costs for general and administrative expenses that are substantially greater than our limited revenue.  In 2009, we incurred general and administrative expenses of $155,804 while our net oil and gas revenue was only $17,581.

We have recognized substantial impairment loss on oil and gas properties with little generation of revenue.

To date, we have incurred $4,616,607 in oil and gas property acquisition and exploration costs, and we have recognized an impairment loss on oil and gas properties of $1,739,545 in 2006 and an additional impairment loss on oil and gas properties of $2,077,351 in 2008 and a $30,296 impairment loss in 2009.  We generated oil and gas revenue of $17,581 in 2009 from properties with a carrying value under the full cost method as of December 31, 2009, of $587,886.  We may further impair the carrying value of our oil and gas properties in the future.  There is no guarantee that further exploration spending by us would produce differing results.  Further, we would require additional funding to participate in any additional exploration.

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

During 2009, we had no officer, director, or employee with geological, geophysical, or petroleum engineering training or experience.  This increases our dependence on Bayshore and consultants we may engage from time to time.  The expertise Bayshore provides may be influenced by its position as the majority working interest owner and its interest in obtaining funding from us for proposed activities.

We have limited internal controls due to our small size and limited number of people, which may keep us from preventing or detecting waste or fraud.

During 2009, we had only two directors, one of whom is also our sole officer,  so we rely on manual systems without independent officers and employees to implement full, formal, internal control systems.  Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity.  This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

Our independent auditors have qualified their report to express substantial doubt about our ability to continue as a going concern.

The reports of our auditors on our consolidated financial statements for the years ended December 31, 2008 and 2009, contain an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  If we fail to continue as a going concern, our stockholders may suffer a complete loss of their investment.

We have a history of operating losses, which is likely to continue.

As of December 31, 2009, we had an accumulated deficit of $8,083,231, and expect that we will continue to incur losses and that our accumulated deficit will increase.  We reported losses of $2,376,293 and $337,516 for the years ended December 31, 2008 and 2009, respectively.  We anticipate that we will continue to incur losses from our exploration activities unless and until we are successful in establishing significant production.

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

During the last year, the trading price of our common stock has varied from a low of approximately $0.0031 to a high of approximately $0.045.  The aggregate trading volumes for each of the four calendar quarters in 2009 were 588,861; 322,438; 1,356,369; and 391,340 shares, respectively.  Based on the aggregate volume of trading per month and the number of days of trading in our common stock per month, there was an average approximate volume of shares traded per day in our common stock in 2009 as reflected in the table below.  The trading volume above reflects the limited trading volume of our common stock, which creates the potential for significant changes in the trading price of our common stock as a result of relatively minor changes in the supply and demand.  It is likely that trading prices and volumes for our common stock will fluctuate in the future, without regard to our business activities.

Month of 2009	Volume of Shares Traded Per Day
December	5,141
November	2,165
October	10,679
September	27,607
August	32,474
July	4,304
June	2,179
May	3,321
April	9,909
March	19,337
February	1,274
January	6,963

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at 295 Highway 50, Suite 2, Lake Village Professional Building, Stateline, Nevada 89449.  Our mailing address is P.O. Box 1148, Zephyr Cove, NV 89448-1148.  Our telephone number is 775 588-5390, Toll Free: 1 800 313 9150, and our facsimile number there is 775 588-6350.  This space includes approximately 300 square feet of office space along with an additional 400 square feet of shared lobby, and office space.  The term of the lease is month to month with a rental of $350 a month.

See “Item 1.  Description of Business” for descriptions of our oil and gas properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since April 2007 and reported in the Pink Sheets published by Pink Sheets, LLC, on at least an unsolicited basis since June 2005.

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol PXTE in the Pink Sheets.  Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2009:
Fourth Quarter	0.0031	0.020
Third Quarter	0.0042	0.025
Second Quarter	0.0105	0.030
First Quarter	0.0110	0.045

2008:
Fourth Quarter	0.01	0.08
Third Quarter	0.08	0.18
Second Quarter	0.12	0.29
First Quarter	0.23	0.39

On April 7, 2010, the Bulletin Board reported that the closing price for our common stock was $0.03 per share.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of March 31, 2010, we had approximately 79 stockholders.

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

Equity Compensation Plans

During 2009, we have not had any equity compensation plans or issued any shares pursuant to any equity compensation plans.

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

Overview

We are a small oil and gas exploration and production company.  In June 2005, we acquired our first working interest in an oil and gas property.  The Cooke No. 3 well was drilled in 2005 and commenced production in November 2005.  We began production from three additional wells in 2006, acquired additional interests in oil and gas properties, and drilled three dry holes.  In 2007, we drilled two additional wells. During 2008, we participated in the farm out of our interest in a new well drilled by others, retaining a small interest in the new well.  During the year ended December 31, 2009, minor costs were incurred in connection with the recompletion of the Cooke No. 3 well.  We continue to be considered an exploration-stage company due to the absence of significant revenue.

We have no proved reserves.  For the period from June 30, 2004, the date of our inception, to December 31, 2009, we have incurred $7,194,888 of costs and operating expenses, principally consisting of an impairment losses of $3,847,192 on oil and gas properties, $1,737,962 of general and administrative expenses, and $1,468,575 of stock-based compensation related to the issuance of common stock for the initial services of our chief operating officer, a stock option granted to a director, and the issuance of common stock to consultants for financial advisory, public relations, and geological advisory services.  The impairment losses were due to the determination by us that capitalized costs for wells drilled and other oil and gas properties were in excess of estimated present value of future cash flow from those properties.

We have relied significantly upon the issuance of common stock and promissory notes to finance our exploration-stage operations.  In certain cases, the promissory notes were accompanied by some form of equity interest, including stock and beneficial conversion features.  Generally accepted accounting principles require that the proceeds from promissory notes and the equity interests be accounted for by allocating a portion of the proceeds to the equity interests and recording a corresponding discount to the notes.  This discount was amortized over the terms of the notes (or through the date of conversion into common stock) and recorded as a non-cash expense characterized as “interest expense from amortization of discount on secured convertible notes and other debt.”  These charges totaled $996,081 as of December 31, 2009.

In connection with an offering of common stock and warrants in April 2006, we entered into a registration rights agreement that, among other matters, provides for the payment by us of 1% per month (up to a maximum of 18%) of the proceeds of the offering in partial liquidated damages for our failure to file a registration statement by June 30, 2006, and meet certain other deadlines until the registration statement is declared effective.  We determined that the features of the partial liquidated damages provision of the registration rights agreement in relation to the deadlines for the registration statement to be declared effective cause this arrangement to be accounted for under Financial Accounting Standards Board Staff Position on EITF 00-19 (FSP EITF 0019-2).  In accordance with FSP EITF 0019-2, we have recorded a estimated liability of $672,636 for probable payments of penalties and interest that will be payable under the registration rights agreement.

As of December 31, 2009, we have acquired oil and gas properties with a carrying value of $587,886 through the payment of cash and the issuance of common stock, after the recognition of $3,847,192 in impairment loss as described above.  At December 31, 2009, we had current assets of $13,522, principally consisting of cash and prepaid expenses and had current liabilities of $1,380,690, resulting in a working capital deficit of $1,367,168.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2009

Oil and Gas Revenues

Our net oil and gas revenue was $49,485 for the year ended December 31, 2008, compared to $17,581 for the year ended December 31, 2009, representing a decrease of $31,904, or 64%.  The decrease in revenues for the year ended December 31, 2009, was principally due to significant reductions in the monthly production from our Cooke No. 3 well and our Cooke No. 6 well.

Cost and Operating Expenses

Our costs and operating expenses were $2,364,096 for the year ended December 31, 2008, compared to $205,362 for the year ended December 31, 2009, representing a decrease of $2,158,734, or 91% due primarily to an impairment loss on oil and gas properties of $2,077,351 in 2008.

Lease Operating Expenses — Lease operating expenses were $47,439 for the year ended December 31, 2008, compared to $17,565 for the year ended December 31, 2009, representing a decrease of $29,874, or 63%.  The decrease in lease operating costs primarily related to decreased costs of approximately $31,400 on the Cooke No. 5 and No. 6 wells for abnormally high costs in 2008 that were not incurred in 2009 related to workover efforts in 2008.

Impairment Loss on Oil and Gas Properties — During the year ended December 31, 2008, the Company determined that capitalized costs for wells drilled were in excess of estimated present value of future cash flows from those wells.  As a result, the Company recognized an impairment loss in the amount of $1,400,951, reducing the carrying value for wells drilled to zero.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  During the year ended December 31, 2008, management also evaluated the carrying value of these other oil and gas properties and recognized impairment of $676,400, reducing their carrying value to $587,886.  During the year ended December 31, 2009, the Company capitalized $30,296 for recompletion costs, but recognized impairment of the costs to again reduce the carrying value for wells drilled to zero.

General and Administrative Expense — General and administrative expense was $236,147 for the year ended December 31, 2008, as compared to $155,804 for the year ended December 31, 2009, representing a decrease of $80,343, or 34%.  The decrease in general and administrative expense during the year ended December 31, 2009 is related to 1) decreases in legal, auditing, consulting and other outside service costs totaling $70,827, 2) decreases in salary expense of $17,800 because the chief executive officer ceased taking compensation effective March 1, 2008, 3) decreases in other general and administrative expenses totaling $17,019, offset by 4) additional registration rights penalties of $25,303 during 2009 (none in 2008).

Other Income (Expense)

Gain on Transfer of Common Stock from Bayshore Exploration, L.L.C. — As more fully discussed in Notes 2 and 3 of the financial statements, 300,000 shares of common stock were transferred to new noteholders by Bayshore Exploration, L.L.C., in connection with the amendment of the Exploration Agreement with Bayshore.  The Company has accounted for this transfer as a contribution of common stock to the Company and an issuance to the new noteholders.  In connection with this arrangement, we recognized a gain of $24,000 in 2008.

Interest Expense — We incurred interest expense of $73,147 for the year ended December 31, 2008, as compared to $123,173 for the year ended December 31, 2009.  The majority of interest expense in 2009 relates to interest of $36,000 on notes payable issued in 2008 in the principal amount of $300,000 and interest accrued on the liability for the registration rights penalty of $86,386.  Interest expense in 2008 relates to interest of $12,409 on notes payable and interest accrued on the liability for the registration rights penalty of $60,738.  In connection with the issuance of notes payable in 2008, we recorded a discount to the notes of $38,710 for the allocation of proceeds to common stock issued in connection with the notes payable.  The discount has been amortized over the original term of the notes, $25,806 in 2009 and $12,903 in 2008.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the years ended December 31, 2008 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

At December 31, 2009, our principal source of liquidity consisted of $4,026 of cash.  At December 31, 2008, we had a working capital deficit of $1,033,528 as compared to a deficit of $1,367,168 as of December 31, 2009.  In addition, we have a deficit in our total stockholders’ equity of $815,758 at December 31, 2009, compared to total stockholders’ deficit of $477,734 at December 31, 2008, a decrease in the stockholders’ equity of $338,024, principally as a result of our net loss for the year ended December 31, 2009.

Our operations used net cash of $196,296 during the year ended December 31, 2008, compared to using $130,307 of net cash during the year ended December 31, 2009.  Net cash used in operating activities during the year ended December 31, 2009 consists of our net loss, adjusted principally for the non-cash impairment loss and amortization of discount on notes payable recognized during the year, plus changes in the non-cash elements of our working capital.  The $65,989 decrease in the net cash used in our operating activities primarily resulted from reduced cash expenditures during the year ended December 31, 2009, principally due to decreased cash available to pay for operations.

Investing activities for the year ended December 31, 2008, used $40,913 of net cash, as compared to no net cash used during the year ended December 31, 2009.  Cash used in investing activities principally relates to expenditures for exploration and development of oil and gas properties.

Financing activities provided $147,522 of net cash during the year ended December 31, 2008, as compared to $106,810 net cash provided during the year ended December 31, 2009.  Cash flows from financing activities principally relates to the receipt of note proceeds in 2008 and 2009 from the trust account of an attorney, plus proceeds from notes payable from related parties in 2009, less $75,000 paid to Bayshore in 2008.

As disclosed above under “Recent Developments – Increase in Liquidity and Capital Resources,” we recently entered into a letter of intent with Charles Volk that provides for a change of control and a recapitalization of the company.  The change of control has already occurred.  Set forth in the disclosure is a list of specific undertakings involving the raising of capital for the company that the new management is undertaking.  This new management is working closely with Jesup & Lamont Securities Corporation, an investment banking firm in San Francisco, to raise the capital needed to purchase significant producing oil and natural gas properties with development wells potential.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In   many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2009 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial   statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2009, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discusses below.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

As of December 31, 2009, our Certifying Officer conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that our internal controls over financial reporting were not effective because there were material weaknesses in our internal control over financial reporting as of December 31, 2008.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of December 31, 2009, management identified the following material weaknesses:

1.           Lack of a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conducted activities during 2008 and 2009.  Similarly, we have not obtained units of production or similar third-party purchaser confirmation of the details of our oil and gas production.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

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

The following table sets forth the name, age, and position of each of our current directors and executive officers:

Name	Age	Title

Charles F. Volk, Jr.	50	Chairman of the Board of Directors, Chief Executive Officer, Treasurer (Chief Financial Officer)
James E. Burden	70	President, Secretary, Director
Clifford W. Henry	70	Director

Executive Officer and Directors

Charles F. Volk, Jr.   Mr. Volk holds B.S. degree in Business Administration from the Menlo School of Business Administration in Menlo Park, CA. (1981) Mr. Volk brings more than twenty-seven years of professional experience:

Currently Chairman of Bermuda Segregated Funds, Ltd. an open end Mutual Fund in Bermuda.

•	Osage Energy Corporation-Chairman & President 2004-2007
Oil and Gas exploration and Production Company headquartered in
Oklahoma City. Company shares are traded on the Bulletin Board in the
U.S. under the symbol OEDV. Market Capitalization today of $2,500,000.

•	Private Investor-Mercator Minerals, Ltd.
From 2000-2004 Mr. Volk served seed investor and co-founder in an operating Copper Mine in Arizona. Company shares are traded on the
Toronto Stock Exchange under the ML, Market Capitalization today of $472,000,000.

•	Cyril Petrochemical Corporation Managing Director
From 1997-2000 Mr. Volk held the position of Managing Director for Cyril
Petrochemical Corporation. Cyril Petrochemical Corporation owns an oil refinery in Cyril, Oklahoma. The company had environmental and debt structuring problems which Mr. Volk helped resolve.

•	Norman Capital, Inc. Managing Director
From 1992-1997 Mr. Volk operated as Managing Director for Norman
Capital, Inc. Norman Capital, Inc. is a consulting firm specializing in
Investment Banking services for small and mid-size companies. The company has worked primarily with natural resource companies, organizing private placements and public financings, asset and debt restructurings and investor relations in the U.S. and Canada.

•	Gold Circle Mines, Inc. President
From 1983-1991 Mr. Volk operated as President of Gold Circle Mines, Inc.
Gold Circle Mines, Inc. is a company engaged in acquisition and development of gold mining properties in the state of Nevada. Activities included acquisition of a competitor; reverse takeovers and takeovers of affiliate companies; organization of $10 million aggregate funding for companies which included partnerships, joint-ventures, private placements, convertible debentures, loans and Initial Public Offerings in the U.S. and Canada.

•	Oil & Gas Partnerships General Partner
From 1981-1993 Mr. Volk Promoted wells drilled in Texas utilizing existing tax deductions. 75% payback rate on completion of wells drilled during that period.

Additional participation in management and marketing of Esilux Corporation, an international marketer and distributor of specialized industrial safety systems. Creation of original business plan for marketing to public sector.

James Burden, J.D.   Mr. Burden has forty years of experience in corporate finance, law practice, and business operations. After a lengthy legal career in which he functioned in both a legal and business capacity, in 2001, Mr. Burden ceased the practice of law and concentrated full efforts to business activities for his own account. He has co-founded, operated, and served as an officer, director or management committee member of a variety of companies, including a number of oil exploration companies. He was a principal and management committee member of Judgment Oil & Gas, Luling, TX, a production company with over 145 wells. He co-founded and was a managing general partner of AusTex Oil & Gas, Luling, TX, an oil exploration company, which was funded by Mr. Burden and two others with personal, not syndicated, funds.

Mr. Burden is President and the majority owner of Dorset Capital, LLC, a company that facilitates the formation and financing of companies both in the U.S. and in the United Kingdom. U.S. companies include KineMed, Inc. (www.kinemed.com) where he was a co-founding director, stockholder, and was Chief Operations Officer from 2001 to 2005, and helped grow the company from a start-up to over 55 employees. He is currently back working with KineMed as counsel and helping to position the company for acquisition. Other U.S. companies co-founded and developed by Mr. Burden include Emiliem, Inc. (www.emiliem.com), where he currently is a director and officer and Info4cars, Inc., which he co-founded and grew to annual revenues of $11m before the company was sold. As an underwriting member of Lloyds of London, starting in the early 1980’s, Mr. Burden established U.K. business relationships and co-founded a number of U.K. companies and was a cofounding director of the Gloucestershire Innovation Centre, Ltd., in Cheltenham, England, and EuroGen Pharmaceuticals, Ltd., company affiliated with a NASDAQ-listed U.S. company. He remains active in U.K. business and currently acts as an advisor to a number of U.K. companies.

Mr. Burden received a B.S. degree from the School of Business Administration (Haas School of Business), University of California, Berkeley, and a J.D. degree from the University of California, Hastings College of Law. He did post- J.D. graduate work at the Graduate School of Law, University of Southern California and is an active member of the California State Bar.

Clifford W. Henry.  Mr. Henry has over forty years of experience in all areas of finance and investments.  After spending a number of years in banking he became involved in the investing area as an outgrowth of his personal investments.

He is currently President and Chief Investment Officer of CWH Associates, Inc., an investment firm he founded in 1989.  CWH manages Worthington Growth L.P., an investment fund specializing in long term investing in early stage high growth companies in specific sectors such as energy, both conventional and alternative, technology, education, and life sciences, including biotechnology and stem cell companies.

Originally focused on domestic, public companies, the firm has expanded into international investing, primarily South East Asia, and is also involved in private company investments as well.

Prior to founding CWH, Mr. Henry was a founder, principal and member of the Investment Committee at Dawson-Henry Capital Management.  During that time, Mr. Henry also served as a General Partner of Southport Management L.P., an investment partnership for individuals managed by Dawson-Henry.  Mr. Henry’s responsibilities at Southport Management included direction of overall investment policies with special emphasis on emerging growth, financial and consumer groups.  In addition, Mr. Henry was responsible for the research and implementation of a real time valuation model for the general market and individual stocks.

Immediately before Dawson-Henry, Mr. Henry managed the equity portfolio for the JCPenney Insurance Company, and was a member of the Investment Policy Committee.

Mr. Henry has served as a consultant, advisor or member of the board for several companies.  Currently he is a director of Array Connector Company, a private Miami, Florida, based manufacturer of application specific connectors for military and commercial companies.  He is a consultant to Spare Backup Company, a Palm Desert, California supplier of cloud computing based initiatives for backing up computing systems for individuals and small businesses.  He is a partner and advisor to Vietnam Partners, an investment partnership with numerous investments both public and private in Vietnam, Laos, and Cambodia.  He is President of the Board of Trustees of the Clay Art Center, Port Chester, New York.

Mr. Henry has a B.A. from Princeton University, and an M.B.A. in Finance from Columbia University.

Mr. Volk spends all of his time on our business.  Mr. Burden will spend at least half his time on our business.

Board of Directors’ Committees

Mr. Henry is considered an independent member of our board of directors under NASD Rule 4200(a)(15).

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including its principal executive officer, principal financial officer and its principal accounting officer.  The Code of Ethics is available on request from the Company and will be posted on the Company’s website when the website is constructed: www.paxenergyinc.com.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed with the Securities and Exchange Commission during or respecting the last fiscal year ended December 31, 2009, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

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

Name and Principal Position	Year Ended Dec. 31	Salary ($)		Bonus ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert Freiheit, Chairman	2009 2008	$ $	-- 17,800	-- --	-- --	-- --	-- --	-- --	-- --	$ $	0 17,800
Chief Executive Officer

We have not granted any options or similar equity awards to any Named Executive Officer during 2009.

We have not granted any options or stock appreciation rights, or SARs, during the last completed fiscal year to our Named Executive Officers.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.   However, Mr. Manz, a director, continues to own options to purchase 375,000 shares of common stock granted to him by us on July 19, 2006.  Pursuant to the terms of the Change of Control Agreement executed on March 17, 2010, Mr. Manz’s options will be exchanged for 375,000 shares of common stock at no consideration by Mr. Manz.

Directors’ Compensation

The following table sets forth the compensation paid to each director who was not a Named Executive Officer during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas J. Manz	--	--	--	--	--		--

We paid no compensation to Mr. Manz in 2009.

Employment Agreements, Termination of Employment, and Change in Control

During the first two months of 2008 Robert Freiheit was employed as an officer and director under a non-written arrangement whereby Mr. Freiheit was employed on a month-by-month basis and paid a salary of $8,900 per month.   As of March 2008, Mr. Freiheit continued to act as an officer and director but no longer received a salary.  This arrangement does not address or contemplate any termination compensation or other remuneration to Mr. Freiheit beyond such monthly salary.  We have no written or other employment arrangements with any other executive officer and do not currently pay, or propose to pay, any compensation to any other executive officer.  However, from time to time in the future, our board of directors may provide compensation in the form of cash, stock, or stock purchase options to one or more of such persons.  Such transactions will not be the result of arm’s-length negotiations.  On March 17, 2010 there occurred a change of control of the company.  At present, the directors have not yet addressed the issue of compensation for the new officers and directors.

Equity Compensation Plans

We had no equity compensation plans as of December 31, 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2010, the outstanding common stock owned of record or beneficially by each executive officer and person who owned of record, or was known by us, to own beneficially, more than 5% of the shares of common stock issued and outstanding, and the name and share holdings of each director and all of the executive officers and directors as a group:

Person or Group	Nature of Ownership (1)	Number	Percent (2)

Principal Stockholders:

Robert Freiheit (3)	Common stock	4,288,328	18.2
1095 Myron Court Zephyr Cove, NV 89448

Howard S. Landa (4)	Common stock	1,891,501	8.0
3000 Connor Street, Unit 6	Warrants	30,000	*
Salt Lake City, UT 84109		1,921,501	8.1

Thomas J. Manz	Common stock	481,282	2.0
4210 East Lane	Warrants	100,000	*
Sacramento, CA 95864	Options	375,000	1.6
		956,282	4.0

Directors:

Robert Freiheit	--see above--

Thomas J. Manz	--see above--

All Executive Officers and Directors as a Group (two persons):	Common stock	4,769,610	20.2%
	Warrants	100,000	*
	Options	375,000	1.6
	Total	5,244,610	21.8%

_______________
*	Less than 1%.
(1)	Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2)
Calculations of total percentages of ownership for each person or group assume the exercise of options and warrants owned by that person or group to which the percentage relates pursuant to Rule 13d-3(d)(1)(i).

(3)	Amount includes 333,229 shares held by Charles Schwab & Co. Inc. as custodian for Mr. Freiheit, and 1,082,108 shares owned by members of Mr. Freiheit's family.
(4)
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We had no related party transactions in 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $22,186 for professional services rendered for the audit and reviews of our 2009 annual and interim financial statements.  We were billed $36,650 for professional services rendered for the audit and reviews of our 2008 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2009, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2008 and 2009, we were billed $2,370 and $2,847, respectively, for professional services rendered for tax compliance.

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

PART IV

ITEM 15.  EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 4.	Instruments Defining the Rights of Holders, Including Indentures
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 5.	Opinion re: Legality
5.01	Opinion of Kruse Landa Maycock & Ricks, LLC	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.

Item 10.	Material Contracts
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Area of Mutual Interest and Lease Options (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Leases & Options (AMI-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.03	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated June 6, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.04	Farm-In Participation Agreement between Paxton Energy, Inc. and Maxim Resources, Inc. dated July 25, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.05	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated July 28, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.06	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated November 20, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.07	Purchase Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated December 30, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.08	Promissory Note for $300,000 dated February 1, 2006, payable to Robert Freiheit	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.09	Secured Convertible Note Purchase Agreement dated February 1, 2006	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.10	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.11	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.12	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.13	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.14	Notice of Option Grant (Thomas Manz)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.

10.15	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.16	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated November 7, 2006 (McDermand No. 1 Well-South Nome Field Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.17	Farmout Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated January 10, 2007 (Fiedler No. 1 Well-Storey Ranch Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 2) filed on March 19, 2007, SEC File No. 333-136199.
10.18	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Amendment of Exploration Agreement of March 1, 2006.	Incorporated by reference from our quarterly report on Form 10-Q filed August 19, 2008
10.19	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Election to Participate in 220 Acre Lease.	Incorporated by reference from our quarterly report on Form 10-Q filed August 19, 2008
10.20	Form of Secured Promissory Note, dated September 3, 2008, with related schedule of holders	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008
10.21	Form of Security Agreement, dated September 3, 2008, with related schedule of secured parties	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008
10.22	Assignment and Bill of Sale related to Sale of Working Interest in Cook No. 6 (21.75% working interest) effective September 1, 2008	Incorporated by reference from our quarterly report on Form 10-Q filed November 19, 2008
10.23	Agreement for Change of Control and Recapitalization of Paxton Energy, Inc., dated March 17, 2010 among Charles Volk, Paxton Energy, Inc., Robert Freiheit and Tom Manz	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (during 2009 and ending on March 17, 2010)	This filing.
31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (commencing March 17, 2010)	This filing.
31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (during 2009 and ending on March 17, 2010)	This filing.
31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (commencing March 17, 2010)	This filing.

Item 32.	Section 1350 Certifications
32. 1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (during 2009 and ending on March 17, 2010)	This filing.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (commencing March 17, 2010)	This filing.
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (during 2009 and ending on March 17, 2010)	This filing.
32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (commencing March 17, 2010)	This filing.

_______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAXTON ENERGY, INC.

Date: April 15, 2010	By:	/s/ Robert Freiheit
Robert Freiheit, President and Director during 2009 and ending on March 17, 2010
Principal Executive Officer during 2009 and ending on March 17, 2010
Principal Financial and Accounting Officer during 2009 and ending on March 17, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 15, 2010	/s/ Thomas J. Manz
Thomas J. Manz, Director during 2009 and ending on March 17, 2010

Date: April 15, 2010	/s/ Charles F. Volk, Jr.
Charles F. Volk, Jr., Chief Executive Officer, Treasurer (Chief Financial Officer) and Director commencing March 17, 2010

Date: April 15, 2010	/s/ James E. Burden
James E. Burden, President, Secretary and Director, commencing March 17, 2010

Date: April 15, 2010
Clifford W. Henry, Director commencing March 17, 2010

PAXTON ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the
Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2009	F-4

Statements of Stockholders’ Equity (Deficit) for the Period from June 30, 2004 (Date of Inception)
through December 31, 2007 and for the Years Ended December 31, 2008 and 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the
Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

Supplemental Information on Oil and Gas Producing Activities (Unaudited)	F-21

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Paxton Energy, Inc.

We have audited the accompanying balance sheets of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and during the years ended December 31, 2009 and 2008, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2009, the Company had a working capital deficiency of $1,367,168. The Company has accumulated a deficit of $8,083,231 from the date of inception through December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 14, 2010

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$4,026	$27,523
Receivable from attorney's trust account	668	77,478
Accounts receivable	-	4,076
Prepaid expenses and other current assets	8,828	10,410
Total Current Assets	13,522	119,487

Property and Equipment, net of accumulated depreciation	1,005	2,428

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$602,413	$709,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$259,068	$231,221
Accrued liabilities	27,287	6,750
Payable to Bayshore Exploration L.L.C.	91,699	79,903
Notes payable, less unamortized discount	225,000	199,194
Notes payable to related parties	105,000	75,000
Accrued registration right penalties and interest	672,636	560,947
Total Current Liabilities	1,380,690	1,153,015

Long-Term Liabilities
Long-term asset retirement obligation	36,217	34,520
Fair value of warrants	1,264	-
Total Long-Term Liabilities	37,481	34,520

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,586,139 shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,243,887	7,243,887
Retained earnings (deficit)	-	(1,066,295)
Deficit accumulated during the exploration stage	(8,083,231)	(6,678,912)
Total Stockholders' Deficit	(815,758)	(477,734)

Total Liabilities and Stockholders' Deficit	$602,413	$709,801

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF OPERATIONS
			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2009	2008	December 31, 2009

Oil and gas revenues, net	$17,581	$49,485	$347,600

Costs and Operating Expenses
Lease operating expenses	17,565	47,439	133,248
Impairment loss on oil and gas properties	30,296	2,077,351	3,847,192
Accretion of asset retirement obligations	1,697	3,159	7,911
General and administrative expense	155,804	236,147	1,737,962
Stock-based compensation	-	-	1,468,575
Total costs and operating expenses	205,362	2,364,096	7,194,888

Loss from operations	(187,781)	(2,314,611)	(6,847,288)

Other income (expense)
Interest income	-	368	63,982
Change in fair value of warrants	(756)	-	(1,264)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	24,000	24,000
Interest expense	(123,173)	(73,147)	(326,580)
Interest expense from amortization of discount on secured convertible notes and other debt	(25,806)	(12,903)	(996,081)
Total other income (expense)	(149,735)	(61,682)	(1,235,943)

Net Loss	$(337,516)	$(2,376,293)	$(8,083,231)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.10)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,586,139	23,586,139

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2007 and
For the Years Ended December 31, 2008 and 2009
					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder,
June 2004, $0.01 per share	10,000,000	10,000	90,000	-	-	100,000

Issuance of shares for cash, June 2004,
$0.01 per share	5,000,000	5,000	45,000	-	-	50,000

Issuance of shares for cash, June 2005, $0.35 per
share, less offering costs of $14,188	442,516	443	140,250	-	-	140,693

Issuance of shares in connection with acquisition
of oil and gas property, June 2005, $0.75 per share	507,000	507	379,743	-	-	380,250

Stock-based compensation for services during 2005,
$0.35 per share	950,000	950	331,550	-	-	332,500

Issuance of shares to the chief executive officer
for 2005 compensation liability, January 2006,
$0.35 per share	350,000	350	122,150	-	-	122,500

Issuance of beneficial conversion features and
shares in conjunction with the issuance of secured
convertible notes and other debt, February 2006	223,800	224	967,244	-	-	967,468

Conversion of secured convertible notes into
shares, April 2006, $0.35 per share	2,625,723	2,625	916,375	-	-	919,000

Issuance of shares and 1,269,250 warrants for cash,
less offering and registration costs of $375,848 and
derivative liability of $1,467,704, April 2006,
$1.25 per share	2,452,100	2,452	1,219,121	-	-	1,221,573

Issuance of shares in connection with acquisition
of oil and gas properties, March 2006, $2.10 per
share	100,000	100	209,900	-	-	210,000

Issuance of shares in connection with acquisition
of oil and gas properties, June 2006, $2.35 per
share	300,000	300	704,700	-	-	705,000

Stock-based compensation for services, March
2006, $2.75 per share	25,000	25	68,725	-	-	68,750

Stock-based compensation for options granted,
July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration
payment arrangement from derivative liability,
October 1, 2006	-	-	1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting
method for registration payment arrangements,
October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Stock-based compensation for services, August
to November 2007, $0.46 to $0.90 per share	610,000	610	443,890	-	-	444,500

Net loss	-	-	-	-	(4,302,619)	(4,302,619)

Balance - December 31, 2007	23,586,139	23,586	7,229,177	(1,066,295)	(4,302,619)	1,883,849

Common stock contributed to the Company by
Bayshore Exploration L.L.C., September 2008	(300,000)	(300)	(23,700)	-	-	(24,000)

Common stock contributed to the Company by
Chief Operating Officer, September 2008	(300,000)	(300)	300	-	-	-

Common stock issed in connection with the
issuance of notes payable, September 2008	600,000	600	38,110	-	-	38,710

Net loss	-	-	-	-	(2,376,293)	(2,376,293)

Balance - December 31, 2008, as previously reported	23,586,139	23,586	7,243,887	(1,066,295)	(6,678,912)	(477,734)

Cumulative effect of reclassification of warrants	-	-	-	1,066,295	(1,066,803)	(508)

Balance - January 1, 2009, as adjusted	23,586,139	23,586	7,243,887	-	(7,745,715)	(478,242)

Net loss	-	-	-	-	(337,516)	(337,516)

Balance - December 31, 2009	23,586,139	$23,586	$7,243,887	$-	$(8,083,231)	$(815,758)

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2009	2008	December 31, 2009

Cash Flows From Operating Activities
Net loss	$(337,516)	$(2,376,293)	$(8,083,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	30,296	2,077,351	3,847,192
Stock-based compensation for services	-	-	1,468,575
Interest expense from amortization of discount on secured convertible notes and other debt	25,806	12,903	996,081
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	(24,000)	(24,000)
Accretion of asset retirement obligations	1,697	3,159	7,911
Depreciation expense	1,423	1,499	4,158
Change in fair value of warrants	756	-	1,264
Changes in assets and liabilities:
Accounts receivable	4,076	31,229	16,818
Prepaid expenses and other current assets	1,582	5,718	(8,828)
Accounts payable and accrued liabilities	29,884	11,400	410,454
Accrued registration rights penalties and interest	111,689	60,738	264,858
Net Cash Used In Operating Activities	(130,307)	(196,296)	(1,098,748)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	(39,776)	(1,916,515)
Purchase of property and equipment	-	(1,137)	(5,163)
Net Cash Used In Investing Activities	-	(40,913)	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of registration and offering costs	-	-	2,879,970
Proceeds from issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorney's trust account	76,810	147,522	854,332
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	30,000	75,000	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	(75,000)	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	106,810	147,522	3,024,452
Net Increase (Decrease) In Cash And Cash Equivalents	(23,497)	(89,687)	4,026
Cash and Cash Equivalents At Beginning Of Period	27,523	117,210	-
Cash and Cash Equivalents At End Of Period	$4,026	$27,523	$4,026

     Supplemental Schedule of Noncash Investing and Financing Activities – Note 11

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through December 31, 2009, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  The Company is considered to be in the exploration stage due to the lack of significant revenues. Bayshore is sufficiently capitalized such that it is not a variable interest entity.  As further discussed below under “Business Condition”, on March 17, 2010, the existing members of the Company’s board of directors  resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $337,516 and $2,376,293 during the years ended December 31, 2009 and 2008, respectively, and used $130,307 and $196,296 of cash in its operating activities during the years ended December 31, 2009 and 2008, respectively.  Through December 31, 2009, the Company has accumulated a deficit during the exploration stage of $8,083,231.  At December 31, 2009, the Company has a working capital deficit of $1,367,168, including current liabilities of $1,380,690.  The current liabilities are composed of accrued registration right penalties and interest of $672,636, notes payable of $330,000, accounts payable and accrued liabilities of $286,355, and payables to Bayshore of $91,699. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  The plans of the new board of directors include the following:

•	Commence the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital.

•	Pay accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010.

•	Convert the substantial majority of accrued registration right penalties and interest into common stock at an exchange rate of $0.05 per share.

•	Convert all outstanding options and warrants to purchase 1,644,250 shares of common stock into 1,644,250 shares of common stock.

•	Issue 600,000 shares of common stock to two nominees to become members of the board of directors.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

•	With shareholder approval, consummate a reverse stock split that will result in a total of 10,000,000 post-split shares of common stock.

•
Upon completion of this restructuring as described above, issue 62,700,000 shares of post-split shares of common stock to one of the new members of the board of directors in consideration of his transfer to the Company of producing and non-producing oil and gas properties with a minimum net tangible worth of $2,000,000 and an annual net cash flow of $1,000,000.

•	Commence the placement of secured convertible promissory notes to raise up to $1,000,000 for the acquisition of oil and gas properties and providing of working capital.

•
Issuance of 3,300,000 post-split shares of common stock to an investment banker for services provided in connection with these placements of convertible promissory notes and other services related to this change of control.

•
Issuance of 1,250,000 post-split shares of the Company common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with this change of control.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The carrying value of oil and gas properties is particularly susceptible to change in the near term.  Changes could occur from obtaining additional information regarding its fair value.

Property and Equipment – Property and equipment consist of office equipment.  Useful lives range from 3-5 years.  Depreciation is charged to operations on a straight-line basis.  Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008

Office equipment	$5,163	$5,163
Less accumulated depreciation	(4,158)	(2,735)

Property and equipment, net	$1,005	$2,428

Depreciation expense was $1,423 and $1,499 for the years ended December 31, 2009 and 2008, respectively.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, once proved reserves are determined to exist, on the unit-of-production method using estimates of proved reserves.  The Company has not yet obtained a reserve report because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties and the properties have had limited oil and gas exploration and production.  At December 31, 2009, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Until properties subject to amortization are identified, the amount of impairment is charged to operations.

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

The Company has performed evaluations of its oil and gas properties during the years ended December 31, 2009 and 2008, including as of December 31, 2009.  As a result of these evaluations, management noted that estimated future cash flows associated with the producing wells were not sufficient to realize the capitalized costs relating to the leasehold interests at December 31, 2009 or at December 31, 2008.  The Company has also considered the current market conditions in the evaluation of the properties for impairment.  Based on these evaluations, the Company recognized an impairment loss on its oil and gas properties in the amounts of $30,296 and $2,077,351 during the years ended December 31, 2009 and 2008, respectively.

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

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2009 and 2008, no allowance for doubtful accounts was deemed necessary.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Income Taxes – Provisions for income taxes are based on taxes payable or refundable and deferred taxes.  Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax operating loss carryforwards.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

Cash Equivalents – The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

Basic and Diluted Loss per Common Share – Basic loss per share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,644,250 shares of common stock issuable upon exercise of options and warrants were included in the computation of diluted loss per share during the years ended December 31, 2009 or 2008.

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas.  Substantially all oil and gas properties have been acquired through agreements with Bayshore Exploration L.L.C., which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All revenue through December 31, 2009, and all of the accounts receivable at December 31, 2009 and 2008, have been from the operator of the wells in production, which is Bayshore Exploration, L.L.C.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for accounts receivable, receivable from attorney’s trust account, accounts payable, payable to Bayshore Exploration, L.L.C., notes payable, notes payable to related parties, accrued liabilities, accrued registration right penalties and interest approximate fair value because of the immediate or short-term maturity of these financial instruments.  The asset retirement obligation is stated at fair value computed using a discount rate that approximates the current market rate.  The fair value of certain warrants is determined using the Black-Scholes option pricing model.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Subsequent Events – The Company has evaluated subsequent events through April 14, 2010, the date these financial statements were available to be issued.  See Note 12 to these financial statements for a description of events occurring subsequent to December 31, 2009.

Recent Accounting Pronouncements – In December 2008, the Securities and Exchange Commission (SEC) announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures.  The Company is still in the exploration stage and has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist.  Accordingly, the Company has not presented oil and gas reserve reporting disclosures.  At such time as the Company obtains a study of oil and gas reserves, it will make the required reserve reporting disclosures in accordance with the modernized reporting requirements prescribed by the SEC.

In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes are not expected to have a material impact on the Company’s current financial statements.  However, these changes could impact the accounting for controlling financial interests in a VIE that the Company may acquire in the future.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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
DECEMBER 31, 2009 AND 2008

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

During the year ended December 31, 2009, costs totaling $30,296 were incurred in connection with the recompletion of the Cooke No. 3 well.  The costs were capitalized, but deemed impaired.

At December 31, 2009, four wells (Cooke No. 2, Cooke No. 3, Cooke No. 6, and Cartwright No. 3) were producing and two wells (Cooke No. 5 and Cartwright No. 1) are shut in awaiting further evaluation.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As described above, the Company has principally conducted its drilling operations in the Cooke Ranch prospect.  At December 31, 2009, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

During 2006, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company recognized an impairment loss in the amount of $1,739,545 during the year ended December 31, 2006.  During 2008, the Company again determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company recognized additional impairment of $1,400,951 on wells drilled during the year ended December 31, 2008, reducing their carrying value to zero at December 31, 2008.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  During the year ended December 31, 2008, management evaluated the carrying value of these other oil and gas properties and recognized impairment of $676,400, reducing their carrying value to $587,886, which reflects management’s judgment of the current fair value of leases for similar properties.  During the year ended December 31, 2009, costs totaling $30,296 related to the recompletion of the Cooke No. 3 well were capitalized, but deemed impaired.

At December 31, 2009 and 2008, oil and gas properties, net of impairment losses recognized, consist of the following:

	2009	2008

Drilling and exploration costs (unproved properties)	$-	$-
Leasehold interest costs	505,663	505,663
Exploration agreement cost	1,200	1,200
Geological and geophysical costs	81,023	81,023

	$587,886	$587,886

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On September 3, 2008, the Company issued $200,000 of secured promissory notes and 600,000 shares of common stock, as described above, to three individuals. All of these noteholders are unaffiliated with the Company.  The proceeds were allocated to the promissory notes and to the common stock issued based on their relative fair values. The resulting allocation was $161,290 to the promissory notes and $38,710 to the common stock. The allocation resulted in a $38,710 discount to the promissory notes, which has been amortized as a non-cash charge to interest expense over the term of the promissory notes based on effective interest rate of 35.2%. At December 31, 2009 and 2008, the balance of the unamortized discount was $0 and $25,806, respectively. On September 3, 2008, the Company also issued a $25,000 secured promissory note to a shareholder and consultant to the Company and issued $75,000 of secured promissory notes to two individuals who are relatives of the Company’s Chief Executive Officer. All of the promissory notes bear interest at 12% per annum, payable monthly.  The promissory notes were due September 1, 2009 and are secured by all of the assets of the Company.  Interest has been paid on these notes through April 30, 2009, but interest has not been paid since that date.  As of December 31, 2009, the Company owes $24,000 in accrued interest on these notes, which is included in accrued liabilities in the accompany balance sheet.  The notes matured on September 1, 2009 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.

The $300,000 of proceeds were deposited into the escrow account of an attorney. During the year ended December 31, 2008, $140,000 of the proceeds was disbursed to reduce liabilities payable to Bayshore and to others, $17,463 was paid to Bayshore for an interest in an oil and gas lease, $60,000 was disbursed to the Company for working capital, and $5,059 was paid for escrow and other fees. At December 31, 2008, $77,478 of the proceeds remained in the attorney’s trust account.  During the year ended December 31, 2009, $45,750 of the proceeds held in the attorney’s trust account was disbursed to reduce liabilities payable to Bayshore and to others, $31,000 was disbursed to the Company for working capital, and $60 was paid for other fees. At December 31, 2009, $668 remained in the attorney’s trust account.  The amounts held in the attorney’s trust account are not restricted and are available to the Company; therefore, the transactions have been reflected at their gross amounts in the statements of cash flows.

Between July 9, 2009 and December 31, 2009, the Company’s two officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Notes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008

$200,000 Notes payable; bearing interest at 12% per annum payable monthly; due September 1, 2009; secured by all of the assets of the Company; less $0 and $25,806, respectively, of unamortized
discount based on an imputed interest rate of 35.2%	$200,000	$174,194

Note payable; bearing interest at 12% per annum payable monthly;
due September 1, 2009; secured by all of the assets of the Company	25,000	25,000

Total Notes Payable	$225,000	$199,194

Notes payable to related parties; bearing interest at 12% per annum payable monthly; due September 1, 2009; secured by all of the
assets of the Company	$75,000	$75,000

Notes payable to related parties; bearing interest at 12% per annum
payable at maturity; due December 30, 2009; unsecured	30,000	-

Total Notes Payable to Related Parties	$105,000	$75,000

NOTE 4 –  REGISTRATION RIGHTS AGREEMENT

On April 27, 2006, the Company issued 2,452,100 shares of common stock and warrants to purchase 1,226,050 shares of common stock for a period of five years at $3.00 per share in a private placement offering for cash in the amount of $3,065,125, or $1.25 per share.  The Company also issued 43,200 warrants to the placement agent that are exercisable on similar terms.  In connection with the offering, the Company entered into a registration rights agreement (referred to herein as a registration payment arrangement) that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month (up to a maximum of 18% or $551,723) based on the proceeds of the offering. As of December 31, 2008, the total recorded liability for the accrued registration rights penalties and interest was $560,947, which included accrued interest of $126,481.  During the year ended December 31, 2009, the Company recognized additional registration rights penalties totaling $25,503 related to certain rights that had previously been waived, but are now expected to be settled in the same manner as the remaining rights.  As of December 31, 2009, the total recorded liability for the accrued registration rights penalties and interest was $672,636, which includes accrued interest of $212,867.

NOTE 5 –  ASSET RETIRMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The current asset retirement obligation represents the fair value of the obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 13.5%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using the same method as used for oil and gas properties. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2009 and 2008, the Company recognized $1,697 and $3,159, respectively, of accretion expense under this interest method.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The reconciliation of the asset retirement obligation for the years ended December 31, 2009 and 2008 is as follows:

Balance at December 31, 2007	$35,076
Liabilities incurred	748
Accretion expense	3,159
Disposal of interests in wells	(4,463)

Balance at December 31, 2008	34,520
Liabilities incurred	-
Accretion expense	1,697

Balance at December 31, 2009	$36,217

NOTE 6 – FAIR VALUE OF WARRANTS

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the accounting standards related to derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase 1,269,250 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants have an exercise price of $3.00 and expire in April 2011.  These warrants have full ratchet antidilution provisions which provide for the reset of the exercise price of the warrants if, among other things, the Company sells common stock or grants options to purchase common stock at a price per share less than the exercise price of the warrants.  These reset provisions resulted in derivative treatment under the new accounting standards.  As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006. On January 1, 2009, the Company recorded, as a cumulative effect adjustment, $508 to deficit accumulated during the exploration stage to recognize the fair value of such warrants on such date and reclassified the effects of prior accounting for the warrants in the amount of $1,066,295 from retained earnings (deficit) to deficit accumulated during the exploration stage. The fair value of these common stock purchase warrants increased to $1,264 as of December 31, 2009. As such, the Company recognized a loss from the change in fair value of these warrants of $756 for the year ended December 31, 2009.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

	December 31, 2009	January 1, 2009

Risk free interest rate	0.68%	0.84%
Expected life	1.3 Years	2.3 Years
Dividend yield	-	-
Volatility	306%	140%

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

NOTE 7 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$1,246	$-	$1,246

There were no liabilities measured at fair value at December 31, 2008.  As further described in Note 6, the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at December 31, 2009 and at December 31, 2008 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Oil and gas properties	$-	$-	$587,886	$587,886

At December 31, 2009 and 2008, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company recognized  impairment on wells drilled, reducing their carrying value to zero at December 31, 2009 and 2008.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  At December 31, 2008, management reduced their carrying value to $587,886, which reflects management’s judgment of the current fair value of leases for similar properties at both December 31, 2009 and 2008.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 – RELATED PARTY TRANSACTIONS

In connection with the acquisition of oil and gas properties and the rendering of services to the Company during the years ended December 31, 2006 and 2005, common stock was issued to Bayshore Exploration L.L.C. (Bayshore) or its owners, who are now shareholders of the Company.  The Company is engaged as a joint interest owner with Bayshore in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Commencing August 2007, Bayshore became the operator on the completed wells.  For the years ended December 31, 2009 and 2008, Bayshore was paid or was entitled to receive cash payments of $30,296 and $101,344, respectively, in connection with the acquisition and development of oil and gas properties.  At December 31, 2009 and 2008, the Company has a liability to Bayshore in the amount of $91,699 and $79,903, respectively, for unpaid costs in connection with the acquisition, development, and operation of oil and gas properties.

NOTE 9 – STOCK OPTIONS AND WARRANTS

The Company accounts for stock options generally accepted accounting standards that require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. These standards also require the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustments are recorded in the period estimates are revised.  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.  The Company did not grant any stock options during either of the years ended December 31, 2009 or 2008.

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	and	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at December 31, 2007	1,644,250	$3.00	3.4 years	$-
Granted	-	-

Outstanding at December 31, 2008	1,644,250	3.00	2.4 years	$-
Granted	-	-

Outstanding at December 31, 2009	1,644,250	$3.00	1.4 years	$-

Exercisable at December 31, 2009	1,644,250	$3.00	1.4 years	$-

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2009 and 2008:

	2009	2008

Deferred tax asset - Operating loss carry forwards	$1,686,695	$1,628,900
Oil and gas properties	544,046	494,987
Stock-based compensation	177,761	177,761
Other differences	758	(7,247)
Valuation allowance	(2,409,260)	(2,294,401)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased by $114,859 for the year ended December 31, 2009.  The valuation allowance increased by $815,894 from operations and decreased by $13,161 from the effects of the issuance of notes payable at a discount for the year ended December 31, 2008.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2009 and 2008:

	2009	2008

Income tax benefit at statutory rate	$(114,755)	$(807,940)
Gain on transfer of common stock from Bayshore	-	(8,160)
Other non-deductible expenses and adjustments	(104)	206
Change in valuation allowance	114,859	815,894

Income Tax Expense	$-	$-

As of December 31, 2009, the Company has operating loss carryforwards of approximately $4,960,000.  The operating losses expire, if not used, from 2025 through 2029.  The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the state of Texas.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2006.  During the years ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2009, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the year ended December 31, 2009, $30,296 was financed by Bayshore on open account.

During the year ended December 31, 2008, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the year ended December 31, 2008, $61,569 was financed by Bayshore on open account.

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

NOTE 12 – SUBSEQUENT EVENTS

As discussed in Note 1 to these financial statements, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  Subsequent to the change in managerial control of the Company, the new directors have commenced the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital.  As of April 14, 2010, proceeds to the Company from the placement of the debentures total $105,000.

Subsequent to the change in managerial control of the Company, the new directors have paid the accrued interest on all notes payable through January 31, 2010 and obtained the extension of the notes to August 31, 2010.  Additionally, the new directors have settled certain accounts payable totaling $75,588 for the payment of $32,000.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2009	2008

Unproved oil and gas properties	$4,435,078	$4,404,782
Less impairment of oil and gas properties	(3,847,192)	(3,816,896)

Net Capitalized Costs	$587,886	$587,886

Costs Incurred in Oil and Gas Producing Activities
	For the year ended December 31,
	2009	2008

Acquisition of unproved properties	$-	$17,463
Exploration costs	30,296	83,882

Total costs and operating expenses	$30,296	$101,345

Results of Operations from Oil and Gas Producing Activities
	For the year ended December 31,
	2009	2008

Oil and gas revenues, net	$17,581	$49,485
Lease operating expenses	(17,565)	(47,439)
Accretion of asset retirement obligations	(1,697)	(3,159)
Impairment loss on oil and gas properties	(30,296)	(2,077,351)
General and administrative (exclusive of corporate overhead)	(1,961)	(2,774)

Results of operations before income taxes	(33,938)	(2,081,238)
Provision for income taxes	-	-

Results of Oil and Gas Producing Operations	$(33,938)	$(2,081,238)

Reserve Quantities Information and Standardized Measures of Discounted Future Cash Flows

The Company’s is still in the exploration stage and has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist.  Accordingly, the Company has not presented reserve quantities information or standardized measures of discounted future cash flows.