Form 10-Q
period 2010-03-31
PAXTON ENERGY INC
filed 2010-05-24
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

Commission File Number 000-52590

Paxton Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Highway 50, Suite 2, Lake Village Professional Building, Stateline, NV 89449 Mailing Address: P.O. Box 1148, Zephyr Cove, NV 89448-1148
(Address of principal executive offices)

775 588-5390, Toll Free: 1 800 313-9150
(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 21, 2010, issuer had 23,586,139 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of March 31, 2010, and December 31, 2009 (the end of its most recently completed fiscal year); and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from June 30, 2004 (date of inception) through March 31, 2010; together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$1,116	$4,026
Receivable from attorneys' trust accounts	2,574	668
Prepaid expenses and other current assets	9,499	8,828
Total Current Assets	13,189	13,522

Property and Equipment, net of accumulated depreciation	839	1,005

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$601,914	$602,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$207,112	$259,068
Accrued liabilities	9,532	27,287
Payable to Bayshore Exploration L.L.C.	90,294	91,699
Payable to former officers and consultant	248,382	-
Notes payable	225,000	225,000
Notes payable to related parties	105,000	105,000
Unsecured convertible promissory notes payable	95,000	-
Accrued registration rights penalties and interest	689,641	672,636
Total Current Liabilities	1,669,961	1,380,690

Long-Term Liabilities
Long-term asset retirement obligation	36,480	36,217
Fair value of warrants	28,698	1,264
Total Long-Term Liabilities	65,178	37,481

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
23,586,139 shares issued and outstanding	23,586	23,586
Additional paid-in capital	7,243,887	7,243,887
Deficit accumulated during the exploration stage	(8,400,698)	(8,083,231)
Total Stockholders' Deficit	(1,133,225)	(815,758)

Total Liabilities and Stockholders' Deficit	$601,914	$602,413

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2010	2009	March 31, 2010

Oil and gas revenues, net	$3,136	$1,535	$350,736

Costs and Operating Expenses
Lease operating expenses	1,731	4,223	134,979
Impairment loss on oil and gas properties	-	5,230	3,847,192
Accretion of asset retirement obligations	263	424	8,174
General and administrative expense	51,669	35,677	1,789,631
Stock-based compensation	212,163	-	1,680,738
Total costs and operating expenses	265,826	45,554	7,460,714

Loss from operations	(262,690)	(44,019)	(7,109,978)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of warrants	(27,434)	(2,284)	(28,698)
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(27,343)	(23,936)	(353,923)
Interest expense from amortization of discount
on secured convertible notes and other debt	-	(9,677)	(996,081)
Total other income (expense)	(54,777)	(35,897)	(1,290,720)

Net Loss	$(317,467)	$(79,916)	$(8,400,698)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,586,139	23,586,139
The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2010	2009	March 31, 2010

Cash Flows From Operating Activities
Net loss	$(317,467)	$(79,916)	$(8,400,698)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	5,230	3,847,192
Stock-based compensation for services	212,163	-	1,680,738
Interest expense from amortization of discount on
secured convertible notes and other debt	-	9,677	996,081
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	263	424	8,174
Depreciation expense	166	383	4,324
Change in fair value of warrants	27,434	2,284	28,698
Changes in assets and liabilities:
Accounts receivable	-	(1,952)	16,818
Prepaid expenses and other current assets	(671)	6,899	(9,499)
Accounts payable and accrued liabilities	(34,897)	18,647	375,557
Accrued registration rights penalties and interest	17,005	14,936	281,863
Net Cash Used In Operating Activities	(96,004)	(23,388)	(1,194,752)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	-	(1,916,515)
Purchase of property and equipment	-	-	(5,163)
Net Cash Used In Investing Activities	-	-	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	-	2,879,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	93,094	-	947,426
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	93,094	-	3,117,546
Net Increase (Decrease) In Cash And Cash Equivalents	(2,910)	(23,388)	1,116
Cash and Cash Equivalents At Beginning Of Period	4,026	27,523	-
Cash and Cash Equivalents At End Of Period	$1,116	$4,135	$1,116

Supplemental Cash Flow Information—Note G.

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements

(A)           Organization, Change in Control and Significant Accounting Policies

Organization and Nature of Operations – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through March 31, 2010, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  As further discussed below under “Business Condition”, on March 17, 2010, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management. The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, and for the period from June 30, 2004 (date of inception) through December 31, 2009, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from June 30, 2004 (date of inception), through March 31, 2010.  The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $317,467 for the three months ended March 31, 2010 and $337,516 for the year ended December 31, 2009.  The Company also used cash of $96,004 and $130,307 in its operating activities during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  Through March 31, 2010, the Company has accumulated a deficit during the exploration stage of $8,400,698.  At March 31, 2010, the Company has a working capital deficit of $1,656,772 including current liabilities of $1,669,961.  The current liabilities are composed of accrued registration right penalties and interest of $689,641, notes payable of $425,000, payables to former officers and a consultant of $248,382, payables to Bayshore of $90,294 and other accounts payable and accrued liabilities of $216,644. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  The plans of the new board of directors include the following:

•	Commence the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital.

•	Pay accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010.

•	Convert the accrued registration rights penalties and interest into common stock at an exchange rate of $0.05 per share.

•	Convert all outstanding options and warrants to purchase 1,644,250 shares of common stock into 1,644,250 shares of common stock.

•	With shareholder approval, consummate two reverse stock splits that will result in a total of 10,000,000 post-consolidation shares of common stock.

•	Issue 600,000 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors.

•
Upon completion of this restructuring as described above, issue 62,700,000 shares of post-split shares of common stock to the Company’s new chief executive officer or his designees in consideration, among other things, of his transfer to the Company of producing and non-producing oil and gas properties with a minimum net tangible worth of $2,000,000 and an annual net cash flow of $1,000,000.

•
Commence the placement of 20,000,000 units of equity securities at $0.15 per unit, each unit consisting of one share of post-consolidation common stock and one half post-consolidation common stock purchase warrant, exercisable at $0.45 per share.

•	Issue 3,300,000 post-split shares of common stock to an investment banker for services provided in connection with these placements and other services related to this change of control.

•
Issue 1,250,000 post-consolidation shares of the Company common stock to former management and 250,000 post-consolidation shares to an advisor as compensation for services in connection with this change of control.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options and warrants are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the 1,269,250 shares of common stock issuable upon exercise of warrants or the 375,000 shares of common stock issuable upon the exercise of options was included in the computation of diluted loss per share at March 31, 2010 or 2009.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorneys’ trust accounts, accounts payable, and Payable to Bayshore Exploration L.L.C. approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, notes payable to related parties, and unsecured convertible promissory notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Recently Issued Accounting Statements – In June 2009, the Financial Accounting Standards Board (FASB) issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes did not have a material impact on the Company’s current financial statements.  However, these changes would impact the accounting for controlling financial interests in a VIE that the Company may acquire in the future.

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

In January 2010, the FASB issued an accounting standards update related to improving disclosures about fair value measurements to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This update clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. The adoption of this update did not have a significant effect on the Company’s consolidated financial position or results of operations.

(B)           Unsecured convertible promissory notes payable

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, is due on December 31, 2010 if not converted into common stock earlier.  The principal amount of the notes, plus accrued interest, will be automatically converted, in whole, into shares and warrants of the Company upon the completion of a $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  The number of shares of common stock and warrants to be issued upon such conversion shall be equal to a discount of 66% of the price of the common stock and warrants in the $3,000,000 sales of common stock and warrants.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the $3,000,000 offering.  Proceeds from the offering have totaled $95,000 through March 31, 2010, of which $93,094 was released to the Company and $1,906 is held in the attorney’s trust account.  During the period from April 1, 2010 through May 18, 2010, the Company has received additional proceeds from the offering of $50,000.

A preliminary allocation of the proceeds of this offering has been calculated, which allocated 100% of the proceeds to the beneficial conversion feature of the promissory notes.  However, since the conversion of the notes is contingent upon future events, the discount to the notes will not be recorded until the future events have occurred.  If and when the automatic conversion of the note payable occurs, a discount equal to 100% of the proceeds of the notes will be recognized and simultaneously amortized as non-cash interest expense in the statement of operations.  Until that event occurs, the notes are presented at full face value in the accompanying condensed balance sheet.

(C)           Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who are unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who are related parties.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.

(D)           Payable to Former Officers and Consultant

As further described in Note A, “Business Condition”, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control of the Company.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.  Upon the future issuance of these shares, the obligation will be satisfied, and the amount of the recorded liability will be assigned to the 1,500,000 shares of common stock with no further compensation recognized.

Additionally, subsequent to the change of managerial control, the former chief executive officer of the Company paid certain expenses of the Company in the amount of $36,219 and which are included in the amount reported as payable to former officers and consultant.  The former chief executive officer was repaid by the Company in full in April 2010.

(E)           Fair Value of Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the accounting standards related to derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase 1,269,250 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants have an exercise price of $3.00 and expire in April 2011.  These warrants have full ratchet antidilution provisions which provide for the reset of the exercise price of the warrants if, among other things, the Company sells common stock or grants options to purchase common stock at a price per share less than the exercise price of the warrants.  These reset provisions resulted in derivative treatment under the new accounting standards.  As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The Company recognized a loss from the change in fair value of these warrants of $27,434 and $2,284 for the three months ended March 31, 2010 and 2009, respectively.

These common stock purchase warrants were initially issued in connection with our April 2006 issuance of 2,452,100 shares of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in results of operations until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2010	March 31, 2009

Risk free interest rate	0.45%	0.84%
Expected life	1.1 years	2.1 years
Dividend yield	-	-
Volatility	380%	160%

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

(F)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$28,698	$-	$28,698

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$1,246	$-	$1,246

As further described in Note E, the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at March 31, 2010 and at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Oil and gas properties	$-	$-	$587,886	$587,886

At various dates through December 31, 2009, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company has recognized impairment on wells drilled, reducing their carrying value to zero at March 31, 2010 and at December 31, 2009.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  At December 31, 2008, management reduced their carrying value to $587,886, which continues to reflect management’s judgment of the current fair value of leases for similar properties at both March 31, 2010 and at December 31, 2009.

(G)           Supplemental Cash Flow Information

There were no noncash investing and financing activities during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the three months ended March 31, 2009, $5,230 was financed by Bayshore on open account at March 31, 2009.

The Company paid $28,093 and $8,750 for interest during the three months ended March 31, 2010 and 2009, respectively.

(H)           Subsequent Event

On April 28, 2010, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $50,000, less a commission of $3,000, for net proceeds to the Company of $47,000.  The convertible promissory note bears interest at 8% per annum and is due January 28, 2011.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.

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

We were incorporated in Nevada on June 30, 2004.  At that time, we issued to our founder 10,000,000 shares of common stock (after giving effect to the immediate cancellation of 41,000,000 shares) and 5,000,000 shares to another stockholder for cash.  On August 25, 2004, a group of investors obtained the controlling interest in our company by purchasing 14,650,000 of the 15,000,000 shares then issued and outstanding, the initial officer and director resigned, and on that date, Robert Freiheit was appointed as sole director and president.

In mid-2005, we initiated oil and gas exploration activities by acquiring for cash and common stock a working interest in the Cooke No. 3 test well to be drilled on the Cooke Ranch in La Salle County, Texas.  We have subsequently expanded our La Salle County, Texas working interests.

On March 17, 2010 we executed an agreement with Mr. Charles Volk of San Francisco that provides for a change of control of Paxton and for an infusion into Paxton of capital and producing and non-producing oil and gas properties.The major provisions of the agreement are explained in detail below under "Liquidity and Capital Resources."  The change of management and control occurred the same day as the execution of the change of control and recapitalization agreement with Paxton.  The new directors and officers of Paxton are Charles F. Volk, Jr. (director, CEO, Chairman of the Board and Treasurer), James E. Burden (director, President and Secretary) and Clifford Henry (director).

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Oil and Gas Revenues

Our oil and gas revenue was $3,136 for the three months ended March 31, 2010, compared to $1,535 for the three months ended March 31, 2009, representing an increase of $1,601 for the three-month period.  The increase in oil and gas revenue is principally related to small increases in revenue from our interests in the Cooke #3 and Cartwright #3 wells.  The level or oil and gas production through March 31, 2010 continues not to be significant, and accordingly we continue to be characterized as an-exploration stage company.

Cost and Operating Expenses

Our costs and operating expenses were $265,826 for the three months ended March 31, 2010, compared to $45,554 for the three months ended March 31, 2009, representing an increase of $220,272 for the three-month period.

Lease Operating Expenses — Lease operating expenses were $1,731 for the three months ended March 31, 2010, compared to $4,223 for the three months ended March 31, 2009, representing a decrease of $2,492, for the three-month period.  The decrease in lease operating expenses is principally related to a decrease in lease operating expenses of the Cooke #5 well, which is currently not in production. The level or oil and gas production through March 31, 2010 was not significant and our amount of lease operating expenses is consistent.

Impairment Loss on Oil and Gas Properties — Impairment loss on oil and gas properties was $5,230 for the three months ended March 31, 2009 and none for the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Company incurred re-completion costs on the Cooke No. 3 well of $5,230, which have been included in the impairment loss on oil and gas properties.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $263 for the three months ended March 31, 2010, compared to $424 for the three months ended March 31, 2009, representing a decrease of $161, for the three-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense — General and administrative expense was $51,669 for the three months ended March 31, 2010, as compared to $35,677 for the three months ended March 31, 2009, representing an increase of 15,992, or 45%, for the three-month period.  The increase in general and administrative expense during the three months ended March 31, 2010 is related primarily to the payment of a run-off premium of $36,219 covering the former directors and officers, plus an increase in legal fees of $11,810, less the reversal of $43,587 in audit fees and related finance charges resulting from the settlement of outstanding amounts due.

Stock-Based Compensation — The new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control of the Company.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of warrants — As further explained in Note E to the accompanying financial statements, effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire 1,269,250 shares of our common stock that were previously treated as equity must now be treated as a derivative liability and measured at fair value.  During the three months ended March 31, 2010 and 2009, the fair value of the warrants, measured using the Black-Scholes model, increased by $27,434 and $2,284, respectively, resulting in a corresponding charge to the statement of operations.

Interest Expense — We incurred interest expense of $27,343 for the three months ended March 31, 2010, as compared to $23,936 for the three months ended March 31, 2009.  The increase in interest expense principally relates to interest we have been incurring on newly issued notes payable to former officers and directors starting in July 2009.

Liquidity and Capital Resources

At March 31, 2010, our principal source of liquidity consisted the proceeds from a recently-initiated placement of unsecured convertible promissory notes.  We received proceeds from this placement in the amount of $95,000 through March 31, 2010 and have received an additional $50,000 through May 18, 2010.  At March 31, 2010, we have $1,116 in cash and $2,574 receivable from our attorneys trust accounts, which principally represents the unused portion of the proceeds from the placement of the unsecured convertible promissory notes.  At March 31, 2010, we had a working capital deficit of $1,656,772 as compared to a deficit of $1,367,168 as of December 31, 2009.  In addition, we have a deficit in our total stockholders’ equity of $1,133,225 at March 31, 2010, compared to total stockholders’ deficit of $815,758 at December 31, 2009, a decrease in the stockholders’ equity of $317,467, as a result of our net loss for the three months ended March 31, 2010.

Our operations used net cash of $96,004 during the three months ended March 31, 2010, compared to using $23,388 of net cash during the three months ended March 31, 2009.   Net cash used in operating activities during the three months ended March 31, 2010 consists of our net loss, adjusted principally for the non-cash stock-based compensation of $212,163, plus changes in the non-cash elements of our working capital.  The use of $96,004 in the net cash used in our operating activities primarily resulted from the use of the proceeds from the placement of convertible promissory notes to settle certain accounts payable, bring current the payment of accrued interest on notes payable, and pay certain operating expenses after the change of managerial control in March 2010.

We had no investing activities during the three months ended March 31, 2010 or 2009.

Financing activities provided $93,094 of net cash during the three months ended March 31, 2010, as compared to none during the three months ended March 31, 2009.  Cash flows from financing activities during the three months ended March 31, 2010 principally relates to the receipt of proceeds from the trust account of an attorney in connection with the placement of the unsecured convertible promissory notes.

As discussed previously, on March 17, 2010 we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California.  On that same day, all directors and officers of our company resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.

Pursuant to the Agreement, the new officers and directors have undertaken to effectuate the following provisions of the Agreement that are related to a recapitalization of the company:

•	Commence the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital.

•	Pay accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010.

•	Convert the accrued registration rights penalties and interest into common stock at an exchange rate of $0.05 per share.

•	Convert all outstanding options and warrants to purchase 1,644,250 shares of common stock into 1,644,250 shares of common stock.

•	With shareholder approval, consummate two reverse stock splits that will result in a total of 10,000,000 post-consolidation shares of common stock.

•	Issue 600,000 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors.

•
Upon completion of this restructuring as described above, issue 62,700,000 shares of post-split shares of common stock to the Company’s new chief executive officer or his designees in consideration, among other things, of his transfer to the Company of producing and non-producing oil and gas properties with a minimum net tangible worth of $2,000,000 and an annual net cash flow of $1,000,000.

•
Commence the placement of 20,000,000 units of equity securities at $0.15 per unit, each unit consisting of one share of post-consolidation common stock and one half post-consolidation common stock purchase warrant, exercisable at $0.45 per share.

•	Issue 3,300,000 post-split shares of common stock to an investment banker for services provided in connection with these placements and other services related to this change of control.

•
Issue 1,250,000 post-consolidation shares of the Company common stock to former management and 250,000 post-consolidation shares to an advisor as compensation for services in connection with this change of control.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At March 31, 2010, and December 31, 2009, no allowance for doubtful accounts was deemed necessary.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2010, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

The material weaknesses in our internal control over financial reporting that we identified in our Annual report on Form 10-K for the year ended December 31, 2009 related to 1) lack of administrative review over the reporting by Bayshore of revenues and expenditures in connection with oil and gas properties, 2) lack of sufficient number of company personnel to appropriately segregate accounting and reporting functions, and 3) lack of certain entity-level controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PAXTON ENERGY, INC.
(Registrant)

Date: May 24, 2010	By:	/s/ Charles F. Volk, Jr.
Charles F. Volk, Jr. Chief Executive Officer and Chief Financial Officer