Form 10-Q
period 2010-06-30
PAXTON ENERGY INC
filed 2010-08-23
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 20, 2010, issuer had 10,000,204 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of June 30, 2010, and December 31, 2009 (the end of its most recently completed fiscal year); unaudited condensed statements of operations for the three and six months ended June 30, 2010 and 2009, and for the period from June 30, 2004 (date of inception) through June 30, 2010, unaudited condensed statement of stockholders’ deficit for the six months ended June 30, 2010, and unaudited condensed statements of cash flows for the six months ended June 30, 2010 and 2009, and for the period from June 30, 2004 (date of inception) through June 30, 2010, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$9,017	$4,026
Receivable from attorneys' trust accounts	923	668
Prepaid expenses and other current assets	7,787	8,828
Total Current Assets	17,727	13,522

Property and Equipment, net of accumulated depreciation	673	1,005

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$606,286	$602,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$297,385	$259,068
Accrued liabilities	142,408	27,287
Payable to Bayshore Exploration L.L.C.	90,039	91,699
Payable to officers	34,250	-
Payable to former officers and consultant	212,163	-
Notes payable	225,000	225,000
Notes payable to related parties	105,000	105,000
Unsecured convertible promissory notes payable, net of discount	197,384	-
Accrued registration rights penalties and interest	11,577	672,636
Total Current Liabilities	1,315,206	1,380,690

Long-Term Liabilities
Long-term asset retirement obligation	36,558	36,217
Derivative liabilities	62,500	1,264
Total Long-Term Liabilities	99,058	37,481

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
10,000,204 and 3,266,672 shares issued and outstanding, respectively	10,000	3,267
Additional paid-in capital	9,641,485	7,264,206
Deficit accumulated during the exploration stage	(10,459,463)	(8,083,231)
Total Stockholders' Deficit	(807,978)	(815,758)

Total Liabilities and Stockholders' Deficit	$606,286	$602,413

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

Oil and gas revenues, net	$2,983	$6,254	$6,119	$7,789	$353,719

Costs and Operating Expenses
Lease operating expenses	2,729	5,216	4,460	9,439	137,708
Impairment loss on oil and gas properties	-	-	-	5,230	3,847,192
Accretion of asset retirement obligations	78	425	341	849	8,252
General and administrative expense	334,713	43,238	386,382	78,915	2,124,344
Stock-based compensation	1,666,500	-	1,878,663	-	3,347,238
Total costs and operating expenses	2,004,020	48,879	2,269,846	94,433	9,464,734

Loss from operations	(2,001,037)	(42,625)	(2,263,727)	(86,644)	(9,111,015)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	(10,914)	(254)	(38,348)	(2,538)	(39,612)
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(37,122)	(34,443)	(64,465)	(58,379)	(391,045)
Amortization of discount on convertible
notes and other debt	(9,692)	(9,678)	(9,692)	(19,355)	(1,005,773)
Total other income (expense)	(57,728)	(44,375)	(112,505)	(80,272)	(1,348,448)

Net Loss	$(2,058,765)	$(87,000)	$(2,376,232)	$(166,916)	$(10,459,463)

Basic and Diluted Loss Per Common Share	$(0.62)	$(0.03)	$(0.72)	$(0.05)

Basic and Diluted Weighted-Average
Common Shares Outstanding	3,340,667	3,266,672	3,303,874	3,266,672

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months ended June 30, 2010
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2009, as previously reported	23,586,139	$23,586	$7,243,887	$(8,083,231)	$(815,758)

Effect of reverse stock splits	(20,319,467)	(20,319)	20,319	-	-

Balance - January 1, 2010, as adjusted	3,266,672	3,267	7,264,206	(8,083,231)	(815,758)

Issuance of common stock in settlement of accrued
registration rights penalties and interest	5,801,060	5,801	692,291	-	698,092

Issuance of common stock to directors	249,296	249	53,751	-	54,000

Issuance of common stock in exchange for cancelation
of common stock options and warrants	683,176	683	139,537	-	140,220

Share-based compensation from grant of common
stock options to officers and directors	-	-	1,491,700	-	1,491,700

Net loss	-	-	-	(2,376,232)	(2,376,232)

Balance - June 30, 2010	10,000,204	$10,000	$9,641,485	$(10,459,463)	$(807,978)

The accompanying notes are an integral part of this condensed financial statement.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2010	2009	June 30, 2010

Cash Flows From Operating Activities
Net loss	$(2,376,232)	$(166,916)	$(10,459,463)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	5,230	3,847,192
Stock-based compensation for services	1,878,663	-	3,347,238
Amortization of discount on convertible
notes and other debt	9,692	19,354	1,005,773
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	341	849	8,252
Depreciation expense	332	765	4,490
Change in fair value of derivative liabilities	38,348	2,538	39,612
Changes in assets and liabilities:
Accounts receivable	-	4,076	16,818
Prepaid expenses and other current assets	1,041	2,881	(7,787)
Accounts payable and accrued liabilities	151,778	(4,026)	562,232
Payable to officers	34,250	-	34,250
Accrued registration rights penalties and interest	37,033	40,379	301,891
Net Cash Used In Operating Activities	(224,754)	(94,870)	(1,323,502)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	-	(1,916,515)
Purchase of property and equipment	-	-	(5,163)
Net Cash Used In Investing Activities	-	-	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock, net of
registration and offering costs	-	-	2,879,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	229,745	68,790	1,084,077
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	229,745	68,790	3,254,197
Net Increase (Decrease) In Cash And Cash Equivalents	4,991	(26,080)	9,017
Cash and Cash Equivalents At Beginning Of Period	4,026	27,523	-
Cash and Cash Equivalents At End Of Period	$9,017	$1,443	$9,017

Supplemental Cash Flow Information—Note J.

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements

(A)           Organization, Change in Control and Significant Accounting Policies

Organization – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  As described in more detail later in these notes to the condensed financial statements, the new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through June 30, 2010, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  New management of the Company is currently evaluating existing oil and gas properties and also evaluating other expansion opportunities.  The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, and for the period from June 30, 2004 (date of inception) through December 31, 2009, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2010 and its results of operations for the three months ended June 30, 2010 and 2009, and its results of operations and cash flows for the six months ended June 30, 2010 and 2009 and for the period from June 30, 2004 (date of inception), through June 30, 2010.  The results of operations for the three months and the six months ended June 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $2,058,765 and $2,376,232 for the three months and the six months ended June 30, 2010, respectively, and $337,516 for the year ended December 31, 2009.  The Company also used cash of $224,754 and $130,307 in its operating activities during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  Through June 30, 2010, the Company has accumulated a deficit during the exploration stage of $10,459,463.  At June 30, 2010, the Company has a working capital deficit of $1,297,479 including current liabilities of $1,315,206.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  The plans and accomplishments of the new board of directors include the following:

•
The placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital, of which $180,000 has been raised as of June 30, 2010.

•	Pay accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010, which has been accomplished.

•
Convert the accrued registration rights penalties and interest into common stock at an exchange rate of approximately $0.12 per share, all of which have been converted except for $11,577 at June 30, 2010.

•	Convert all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock, which has been accomplished.

•	Consummate two reverse stock splits that would result in a total of approximately 10 million post-consolidation shares of common stock outstanding, which has been accomplished.

•	Issue 249,296 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors, which has been accomplished.

•
Upon completion of this restructuring as described above, issue 62,700,000 shares of post-split shares of common stock to the Company’s new chief executive officer or his designees in consideration, among other things, of his transfer to the Company of producing and non-producing oil and gas properties with a minimum net tangible worth of $2,000,000 and an annual net cash flow of $1,000,000.

•
Commence the placement of 350 units of equity securities at $15,000 per unit, each unit consisting of 100,000 shares of post-consolidation common stock and 50,000 post-consolidation common stock purchase warrants, exercisable at $0.45 per share over a term expiring August 31, 2013.

•	Issue 3,300,000 post-split shares of common stock to an investment banker(s) for services provided in connection with these placements and other services related to this change of control.

•
Issue 1,250,000 post-consolidation shares of the Company common stock to former management and 250,000 post-consolidation shares to an advisor as compensation for services in connection with this change of control.  As described in Note E, share-based compensation for these services has been recorded and accrued as of March 17, 2010.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options to acquire 7,000,000 shares of common stock or promissory notes convertible into approximately 520,000 shares of common stock were included in the computation of diluted loss per share at June 30, 2010 and none of the warrants and options to acquire 683,176 shares of common stock were included in the computation of diluted loss per share at June 30, 2009.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorneys’ trust accounts, accounts payable, Payable to Bayshore Exploration L.L.C., and payable to officers approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, notes payable to related parties, and unsecured convertible promissory notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Recently Issued Accounting Statements – In October 2009, the Financial Accounting Standards Board (the FASB) issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosures requirements in the first quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

(B)           Common Stock

Authorized Capital

On June 29, 2010, the shareholders of the Company approved the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock.  The amendment of the certificate of incorporation was filed with the Nevada Secretary of State on August 13, 2010.

Reverse Stock Splits

On June 29, 2010, the shareholders of the Company approved a 1-for-3 reverse common stock split and a second reverse stock split of approximately 1 share for 2.4 shares of common stock.  These two reverse stock splits have been completed during July and August of 2010.  All references in these condensed financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to these reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

Issuance of Common Stock in Settlement of Accrued Registration Rights Penalties and Interest

In April 2006, the Company issued common stock and warrants for cash.  In connection with the offering, the Company entered into a registration rights agreement that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month based on the proceeds of the offering, plus interest.  The Company had previously offered to settle its liability for accrued registration rights penalties and interest in exchange for common stock at an exchange rate of approximately $0.12 per share contingent upon certain conditions, including the 1-for-3 reverse stock split.  All of the creditors, except one, accepted the Company’s offer.  All of the required conditions were met on June 29, 2010 and the exchange of common stock in settlement of $698,092 of the accrued registration rights penalties and interest was deemed to have occurred as of June 30, 2010.  The exchange settled all except $11,577 of the accrued registration rights penalties and interest.  Common stock issued in exchange for the settlement was valued at the amount of the contractual liability to the creditors, which was more readily determinable than the value of the common stock.

Issuance of Common Stock to New Directors

As part of the reorganization, the Company had agreed to issue 249,296 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010.  The issuance was valued at the closing price of the common stock on June 29, 2010.  The Company recorded share-based compensation of $54,000, or approximately $0.22 per share.

Issuance of Common Stock in Exchange for Cancelation of Common Stock Options and Warrants

As part of the reorganization, the Company agreed to issue 683,176 shares of common stock following the initial stock split in exchange for the cancelation of all common stock options and warrants previously outstanding.  The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at $147,983, based on the closing price of approximately $0.22 per share on June 29, 2010, and the value of the warrants (derivative liability of $19,420 at date of cancelation) and options ($7,763 at date of cancelation) were valued using the Black-Scholes pricing model.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010.

(C)           Unsecured convertible promissory notes payable

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, is due on December 31, 2010 if not converted into common stock earlier.  The principal amount of the notes, plus accrued interest, will be automatically converted, in whole, into shares and warrants of the Company upon the completion of a $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  The number of shares of common stock and warrants to be issued upon such conversion shall be equal to a discount of 66% of the price of the common stock and warrants in the $3,000,000 sales of common stock and warrants.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the $3,000,000 offering.  Proceeds from the offering have totaled $180,000 through June 30, 2010, of which $179,745 was released to the Company and $255 is held in the attorney’s trust account.  During the period from July 1, 2010 through August 20, 2010, the Company has received additional proceeds from the offering of $108,000.

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

$50,000 Convertible Promissory Note

On April 28, 2010, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $50,000.  The convertible promissory note bears interest at 8% per annum and is due January 28, 2011.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  This variable conversion feature constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at its fair value.  The fair value of the beneficial conversion feature was estimated at $42,308 on April 28, 2010 and was recorded as a discount to carrying amount of the convertible promissory note.  The discount is being amortized over the period from April 28, 2010 through January 28, 2011.  The Company recognized interest expense from the amortization of the discount in the amount of $9,692 for the three and six months ended June 30, 2010.  The carrying amount of the convertible promissory note is $17,384 at June 30, 2010, representing its face amount of $50,000 less the unamortized discount of $32,616.

(D)           Notes Payable

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

(E)           Payable to Former Officers and Consultant

As further described in Note A, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control of the Company.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.  Upon the future issuance of these shares, the obligation will be satisfied, and the amount of the recorded liability will be assigned to the 1,500,000 shares of common stock with no further compensation recognized.

(F)           Employment Agreements and Director Agreement

Employment Agreements

Effective April 1, 2010, the Company entered into employment agreements with two key employees, its newly appointed Chief Executive Officer and its newly appointed President and Secretary.  These employment agreements have initial terms of April 1, 2010 through December 31, 2012, and renew automatically for one-year periods thereafter.  Aggregate annual base compensation under the two agreements is $420,000.  The Company has accrued $105,000 of compensation during the three months ended June 30, 2010, all of which is unpaid at June 30, 2010 and included in accrued liabilities in the accompanying condensed balance sheet at June 30, 2010.

Additionally, the agreements provide for aggregate incentive compensation for the two officers equal to 1.75% of the gross transaction value of any acquisition of oil or gas assets or 1.75% of the gross transaction value of any sale or merger transaction, other than those acquisitions contemplated under the Change of Control Agreement executed in March 2010.  Furthermore, the compensation committee of the Company may adopt an incentive bonus plan for management based upon the occurrence of various other milestones.

Finally, the agreements provide for one-time payments aggregating $70,000 to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.  This obligation has been recorded as of April 1, 2010 and is included in general and administrative expense for the three months ended June 30, 2010.  The Company has reimbursed $35,750 of this amount, leaving a balance payable to these officers of $34,250 as of June 30, 2010.

As additional compensation to these two officers, the agreements provide for the Company to recommend to the administrative committee that these employees be granted options to acquire 6 million shares of the Company’s common stock.  On May 18, 2010, the Company’s board of directors approved the grant of options to acquire 6 million shares of common stock at an exercise price of $0.24 per share.  The options have a term of ten years and vested upon the grant date.  However, these options were subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

The employment agreements can be terminated at any time for cause and can be terminated by the employee with four months written notice.  The Company may terminate the agreement without cause upon six months written notice and upon the payment of a severance amount equal to one year’s base salary and the payment of any incentive compensation based on transactions that are under an agreement or signed letter of intent, subject to their closing within six months of the effective date of termination.  In the event of the death of the officer, the Company is obligated to pay the severance amount described above.

Director Agreement

Effective April 1, 2010, the Company entered into a director agreement with an outside director.  The director agreement provides for annual compensation of $24,000.  Additionally, the agreement provides for additional compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.  The director agreement also provides for the grant of an option to acquire one million shares of the Company’s common stock.  On May 18, 2010, the Company’s board of directors approved the grant of the option to acquire one million shares of common stock at an exercise price of $0.24 per share.  The option has a term of ten years and vested upon the grant date.  However, this option was subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

(G)           Stock Options and Warrants

On June 29, 2010, the stockholders of the Company approved the adoption of the 2010 Stock Option Plan.  The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company.  Generally, options granted under the plan may not have a term in excess of ten years.  Upon adoption, the Plan reserved 20 million shares of the Company’s common stock for issuance there under.

Generally accepted accounting principles for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the accompanying condensed consolidated balance sheet.

A summary of stock option and warrant activity for the six-month period ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2009	683,176	$7.22	1.4 years	$-
Granted	7,000,000	0.24
Canceled in exchange for stock	(683,176)	7.22

Outstanding at June 30, 2010	7,000,000	$0.24	9.9 years	$-

Exercisable at June 30, 2010	7,000,000	$0.24	9.9 years	$-

As explained in Note F to these condensed financial statements, during the six months ended June 30, 2010, the Company granted options to acquire 7,000,000 shares of common stock at $0.24 per share.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2010 was $0.2131 per share.  The weighted-average assumptions used for the options granted during the six months ended June 30, 2010 were risk-free interest rate of 1.78%, volatility of 215%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month and six month periods ended June 30, 2010, the Company reported compensation expense related to stock options of $1,491,700 (none for the three month and six-month periods ended June 30, 2009).  As of June 30, 2010, there is no unrecognized compensation cost related to stock options to be recognized in the future.  The intrinsic values at June 30, 2010 are based on a closing price of $0.216614.

(H)           Derivative Liabilities

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the accounting standards related to derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants had full ratchet antidilution provisions which provided for the reset of the exercise price of the warrants if, among other things, the Company sold common stock or granted options to purchase common stock at a price per share less than the exercise price of the warrants.  These reset provisions resulted in derivative treatment under the new accounting standards.  As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The Company recognized a gain from the change in fair value of these warrants of $9,278 for the three months ended June 30, 2010 and recognized a loss from the change in fair value of these warrants of $254 for the three months ended June 30, 2009.  The Company recognized a loss from the change in fair value of these warrants of $18,156 and $2,538 for the six months ended June 30, 2010 and 2009, respectively.

These common stock purchase warrants were initially issued in connection with our April 2006 issuance of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until such time as the warrants are exercised, expire, or are otherwise canceled.  These warrants were canceled with the issuance of common stock as further discussed above in Note B to these condensed financial statements.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model.

Beneficial Conversion Feature

As described above in Note C to these condensed financial statements, the Company issued an unsecured convertible promissory note to an unaffiliated entity on April 28, 2010 which contains a beneficial conversion feature which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the fair value of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $42,308 and $62,500 as of April 28, 2010 and June 30, 2010, respectively.  Accordingly, the Company recognized a loss from the change in fair value of this beneficial conversion feature of $20,192 for the three and six months ended June 30, 2010.

(I)             Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of beneficial
conversion feature	$-	$62,500	$-	$62,500

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$1,246	$-	$1,246

As further described in Note H, the fair value of the beneficial conversion feature is measured using the intrinsic value method, equal to the excess of the market price of the stock over the conversion price, multiplied by the number of shares to be received upon conversion, and the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at June 30, 2010 and at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Oil and gas properties	$-	$-	$587,886	$587,886

At various dates through June 30, 2010, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company has recognized impairment on wells drilled, reducing their carrying value to zero at June 30, 2010 and at December 31, 2009.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  At December 31, 2008, management reduced their carrying value to $587,886, which continues to reflect management’s judgment of the current fair value of leases for similar properties at both June 30, 2010 and at December 31, 2009.

(J)           Supplemental Cash Flow Information

During the six months ended June 30, 2010, the Company had the following noncash investing and financing activity:

•	The Company issued 5,801,060 shares of common stock in exchange for the settlement of $698,092 of accrued registration rights penalties and interest.

•	The Company issued 683,176 shares of common stock in exchange for the cancellation of options and warrants to acquire 683,176 shares of common stock.

During the six months ended June 30, 2009, the Company had the following noncash investing and financing activity:

•	Of the transactions with Bayshore during the six months ended June 30, 2009, $5,230 was financed by Bayshore on open account at June 30, 2009.

The Company paid $28,093 and $14,750 for interest during the six months ended June 30, 2010 and 2009, respectively.

(K)           Subsequent Events

Employment Agreement and Stock Option

On August 12, 2010, the Company entered into an employment agreement with its newly appointed Chief Financial Officer.  This employment agreement is on a month-to-month basis and can be terminated by either party at will.  Annual base compensation under the agreement is $120,000.  Additionally, the employment agreement provided for a grant of an option to acquire 3 million shares of the Company’s common stock at an exercise price of $0.38 per share.  The option expires on May 17, 2020.  The option to purchase 1 million shares of common stock vests at the end of six months and the option to purchase the remaining 2 million shares vests monthly over the following 24 months.

Other Stock Options

On August 12, 2010, the Company granted options to acquire an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.38 per share to a new employee and to a consultant.  The options expire on May 17, 2020.  The options to purchase one third (1 million shares) of the common stock vests at the end of six months of service and the option to purchase the remaining two thirds (2 million shares) vests monthly over the following 24 months.

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

We were incorporated in Nevada on June 30, 2004.  On August 25, 2004, a group of investors obtained the controlling interest in our company, the initial officer and director resigned, and on that date, Robert Freiheit was appointed as sole director and president.

In mid-2005, we initiated oil and gas exploration activities by acquiring for cash and common stock a working interest in the Cooke No. 3 test well to be drilled on the Cooke Ranch in La Salle County, Texas.  We have subsequently expanded our La Salle County, Texas working interests.

On March 17, 2010 we executed an agreement with Mr. Charles Volk of San Francisco that provides for a change of control of Paxton and for an infusion into Paxton of capital and producing and non-producing oil and gas properties.The major provisions of the agreement are explained in detail below under “Liquidity and Capital Resources.”  The change of management and control occurred the same day as the execution of the change of control and recapitalization agreement with Paxton.  The new directors and officers of Paxton are Charles F. Volk, Jr. (director, CEO, Chairman of the Board and Treasurer), James E. Burden (director, President and Secretary) and Clifford Henry (director).

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2010 and 2009

Oil and Gas Revenues

Our oil and gas revenue was $2,983 and $6,119 for the three and six months ended June 30, 2010, compared to $6,254 and $7,789 for the three and six months ended June 30, 2009, representing a decrease of $3,271, or 52.3%, for the three-month period and a decrease of $1,670, or 21.4% for the six-month period.  The level or oil and gas production through June 30, 2010 continues not to be significant, and accordingly we continue to be characterized as an-exploration stage company.

Cost and Operating Expenses

Our costs and operating expenses were $2,004,020 and $2,269,846 for the three and six months ended June 30, 2010, compared to $48,879 and $94,433 for the three and six months ended June 30, 2009, representing an increase of $1,955,141 for the three-month period, and an increase of $2,175,413 for the six-month period.

Lease Operating Expenses — Lease operating expenses were $2,729 and $4,460 for the three and six months ended June 30, 2010, compared to $5,216 and $9,439 for the three and six months ended June 30, 2009, representing an decrease of $2,487, or 47.7%, for the three-month period, and a decrease of $4,979, or 52.7% for the six-month period.  The decrease in lease operating expenses is principally related to a decrease in lease operating expenses of the Cooke #5 well, which is currently not in production. The level or oil and gas production through June 30, 2010 was not significant and our amount of lease operating expenses is consistent.

Impairment Loss on Oil and Gas Properties — Impairment loss on oil and gas properties was $5,230 for the six months ended June 30, 2009 and none for the six months ended June 30, 2010 or for the three months ended June 30, 2010 or 2009.  During the six months ended June 30, 2009, the Company incurred re-completion costs on the Cooke No. 3 well of $5,230, which have been included in the impairment loss on oil and gas properties.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $78 and $341 for the three and six months ended June 30, 2010, compared to $425 and 849 for the three and six months ended June 30, 2009, representing a decrease of $347 for the three-month period and a decrease of $508 for the six-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense — General and administrative expense was $334,713 and $386,382 for the three and six months ended June 30, 2010, as compared to $43,238 and $78,915 for the three and six months ended June 30, 2009, representing an increase of $291,475 for the three-month period, and an increase of $307,467 for the six-month period.  The increase in general and administrative expense during the three months and six months ended June 30, 2010 is related primarily to 1) $105,000 of compensation accrued for the two officers of the Company under employment agreements effective April 1, 2010 for the period from April 1, 2010 through June 30, 2010; 2) $70,000 of expenses recorded effective April 1, 2010 authorized and accrued under the employments agreements to provide for one-time payments to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010; and 3) increases for consulting services and legal fees of $90,536 for the three months ended June 30, 2010 and of $106,843 for the six months ended June 30, 2010.

Stock-Based Compensation — The board of directors has authorized four transactions that have resulted in the recording of stock-based compensation during the three months and the six months ended June 30, 2010.  These transactions are as follows:

•
In March 2010, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control of the Company.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.

•
As part of the reorganization, the Company agreed to issue 249,296 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010.  The issuance was valued at the closing price of the common stock on June 29, 2010.  The Company recorded share-based compensation of $54,000, or approximately $0.22 per share.

•
As part of the reorganization, the Company agreed to issue 683,176 shares of common stock following the initial stock split in exchange for the cancelation of all common stock options and warrants previously outstanding.  The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at the closing price of approximately $0.22 per share on June 29, 2010 and the value of the warrants and options that were canceled were valued using the Black-Scholes pricing model.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010.

•
On May 18, 2010, the Company’s board of directors approved the grant of options to the Company’s Chief Executive Officer, President, and outside director to acquire an aggregate of seven million shares of common stock at an exercise price of $0.24 per share, subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.  The options have a term of ten years and were fully vested at the grant date.  For the three-month and six month periods ended June 30, 2010, the Company reported stock-based compensation related to these stock options of $1,491,700.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three months and six months ended June 30, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities — As further explained in Note H to the accompanying condensed financial statements, effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value.  The Company recognized a gain from the change in fair value of these warrants of $9,278 for the three months ended June 30, 2010 and recognized a loss from the change in fair value of these warrants of $254 for the three months ended June 30, 2009.  The Company recognized a loss from the change in fair value of these warrants of $18,156 and $2,538 for the six months ended June 30, 2010 and 2009, respectively.

The Company issued an unsecured convertible promissory note to an unaffiliated entity on April 28, 2010 which contains a variable conversion price (beneficial conversion feature) which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the fair value of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $42,308 and $62,500 as of April 28, 2010 and June 30, 2010, respectively.  Accordingly, the Company recognized a loss from the change in fair value of this beneficial conversion feature of $20,192 for the three and six months ended June 30, 2010.

Interest Expense — We incurred interest expense of $37,122 and $64,465 for the three and six months ended June 30, 2010, as compared to $34,443 and $58,379 for the three and six months ended June 30, 2009, representing an increase of $2,679 for the three-month period, and an increase of $6,086 for the six-month period.  The increase in interest expense principally relates to interest we have been incurring on newly issued notes payable.

Liquidity and Capital Resources

At June 30, 2010, our principal source of liquidity consisted the proceeds from recently issued unsecured convertible promissory notes.  We received proceeds from a placement in the amount of $180,000 through June 30, 2010 and have received proceeds of an additional $50,000 from a separate unsecured convertible promissory note in April 2010.  At June 30, 2010, we have $9,017 in cash and $923 receivable from our attorneys’ trust accounts, which principally represents the unused portion of the proceeds from the placement of the unsecured convertible promissory notes.  At June 30, 2010, we had a working capital deficit of $1,297,479 as compared to a deficit of $1,367,168 as of December 31, 2009.  In addition, we have a deficit in our total stockholders’ equity of $807,978 at June 30, 2010, compared to total stockholders’ deficit of $815,758 at December 31, 2009, a decrease in the stockholders’ deficit of $7,780.  The accompanying condensed statement of stockholders’ deficit discloses the components of the change in stockholders’ deficit from December 31, 2009 through June 30, 2010.

Our operations used net cash of $224,754 during the six months ended June 30, 2010, compared to using $94,870 of net cash during the six months ended June 30, 2009.   Net cash used in operating activities during the six months ended June 30, 2010 consists of our net loss, adjusted principally for the non-cash stock-based compensation of $1,878,663, plus changes in the non-cash elements of our working capital.

We had no investing activities during the six months ended June 30, 2010 or 2009.

Financing activities provided $229,745 of net cash during the six months ended June 30, 2010, as compared to $68,790 during the six months ended June 30, 2009.  Cash flows from financing activities during the six months ended June 30, 2010 principally relates to the receipt of proceeds from the trust account of an attorney in connection with the placement of the unsecured convertible promissory notes.

As disclosed earlier, on March 17, 2010 we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California.  On that same day, all directors and officers of our company resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.

Pursuant to the Agreement, the new officers and directors undertook to effectuate the following provisions of the Agreement that are related to a recapitalization of the company:

•	Commence the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses and providing of working capital.

•	Pay accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010.

•
Convert the accrued registration rights penalties and interest into common stock at an exchange rate of $0.05 per pre-split share.  As of the date of filing this Form 10-Q, stock certificates for 13,961,842 pre-split shares (5,801,060 post-consolidation shares) have been prepared but have not yet been delivered.

•
Convert all outstanding options and warrants to purchase 1,644,250 pre-split shares (683,176 post-consolidation shares) of common stock into 1,644,250 pre-split shares (683,176 post-consolidation shares) shares of common stock. As of the date of filing this Form 10-Q, these stock certificates have been prepared but have not yet been delivered.

•	With shareholder approval, consummate two reverse stock splits that will result in a total of approximately 10,000,000 post-consolidation shares of common stock.

•	Issue 600,000 pre-split shares (249,296 post-consolidation shares) shares of common stock to two nominees to become members of the board of directors. These shares have been issued and delivered.

•
Upon completion of this restructuring as described above, issue 62,700,000 shares of post-split shares of common stock to the Company’s new chief executive officer or his designees in consideration of his transfer to the Company of producing and non-producing oil and gas properties with a minimum net tangible worth of $2,000,000 and an annual net cash flow of $1,000,000.  As of the date of filing this Form 10-Q, none of these shares have been issued and no oil and gas properties have yet been transferred to the Company.

•
Commence the placement of 350 units of equity securities at $15,000 per unit, each unit consisting of 100,000 shares of post-consolidation common stock and 50,000 post-consolidation common stock purchase warrants, exercisable at $0.45 per share over a term expiring August 31, 2013.  As of the date of filing this Form 10-Q, the placement of Units of equity securities has not commenced.

•
Issue 3,300,000 post-split shares of common stock to an investment banker(s) for services provided in connection with these placements and other services related to this change of control.  These shares have not yet been issued.

•
Issue 1,250,000 post-consolidation shares of the Company common stock to former management and 250,000 post-consolidation shares to an advisor as compensation for services in connection with this change of control.  As of the date of filing this Form 10-Q, stock certificates for these shares have not been issued.

The measures described above, when achieved, will greatly improve the liquidity of the company.

The above “Change of Control and Recapitalization Agreement” describes our intended sources of funds to recapitalize the Company.  Mr. Volk is reviewing now several producing oil and gas properties for possible purchase.  Investment banking or broker-dealer firms will be retained to assist with the private placement described above.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At June 30, 2010, and December 31, 2009, no allowance for doubtful accounts was deemed necessary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, and concluded that our disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2010 we prepared stock certificates for 13,961,842 pre-split shares (5,801,060 post-consolidation shares) of common stock to be issued to several former investors that had registration rights with regard to company securities earlier purchased by these investors.  The Company did not meet certain deadlines to register the earlier-issued securities for transfer and, under the investors’ agreements with the company, the company accumulated penalties and interest with regard to its breach of contract.  By agreement with these earlier investors, the accumulated interest and penalties obligations were exchanged for 13,961,842 pre-split shares (5,801,060 post-consolidation shares) shares of common stock.  Delivery of the stock certificates will be made later this month.

As part of the Change of Control Agreement and Recapitalization Agreement, the Company agreed to convert all outstanding options and warrants to purchase 1,644,250 pre-split shares (683,176 post-consolidation shares) of common stock into 1,644,250 pre-split shares (683,176 post-consolidation shares) shares of common stock.  As of the date of filing this Form 10-Q, these stock certificates have been prepared but have not yet been delivered.

On July 22, 2010 and before the second reverse stock split, the company issued 300,000 shares (124,648 post-consolidation shares) of common stock to each of James Burden and Clifford Henry in consideration of their agreeing to become and serve as directors of the company until the next annual shareholders’ meeting

As part of the Change of Control Agreement and Recapitalization Agreement, the Company agreed to issue 3,300,000 post-both-splits shares of common stock to an investment banker for services provided in connection with these placements and other services related to this change of control.  These shares have not yet been issued.

As part of the Change of Control Agreement and Recapitalization Agreement, the Company agreed to issue 1,250,000 post-consolidation shares of the Company common stock to former management and 250,000 post-consolidation shares to an advisor as compensation for services in connection with this change of control.  As of the date of filing this Form 10-Q, stock certificates for these shares have not been issued.

All of the above stock issuances or promises to issue stock to certain individuals or groups are exempt from registration by reason of the exemptions from registration provided by Regulation D, Rule 506 relating to sales to accredited investors or by reason of the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 5.  OTHER INFORMATION

Employment Agreement, Director Agreement, and Stock Options

Effective April 1, 2010, we entered into Employment Agreements with each of our executive officers, Charles E. Volk, Jr. and James E. Burden, and a Director’s Agreement with  Clifford Henry.  On August 12, 2010, we entered into an Employment Agreement with Stephen Spalding, the Company’s chief financial officer.

Mr. Volk’s agreement provides for a term of employment that ends on December 31, 2012; provided that the term shall be extended for successive one-year terms until December 31 of the following year unless either party gives 60 days notice prior to the expiration of the term then in effect that the term shall not be extended.  The Company may terminate the agreement without cause upon 6 months’ notice and upon the payment of one year’s base salary, the vesting of any granted, but unvested, stock options plus any Incentive Compensations then in effect subject to their closing within 6 months of the date of termination.   The Company may terminate the agreement at any time if Mr. Volk commits any material acts of dishonesty, is guilty of gross carelessness or misconduct, unjustifiably neglects his duties under the agreement or acts in any way that has a direct, substantial and adverse effect on the company’s reputation.

As compensation, Mr. Volk shall receive a Base Salary of $20,000 per month plus Incentive Compensation equal to 1% of the gross transaction value of any acquisition of oil or gas assets or the gross value of any sale or merger transaction made by the company during the term of the agreement other than the acquisitions contemplated by the Change of Control Agreement.  Mr. Volk also received a stock option under the Company’s 2010 Stock Option Plan for 3 million shares of common stock to vest immediately at an exercise price of $0.24 per Option Share.  Mr. Volk also received the payroll, fringe benefits, the human resource management services and other fringe benefits provided to the Company’s regular employees, such as paid vacation time, sick leave, and medical and dental insurance provided for all the Company’s regular employees.  Finally, the Company agreed to pay $40,000 to Mr. Volk to reimburse him for his expenditures during the last year related to the change of control transaction.

The Employment Agreement with Mr. Burden is similar to Mr. Volk’s agreement except that the Base Salary is $15,000 a month, and the Incentive Compensation is 0.75% of the gross transaction values of the items subject to Incentive Compensation, and the reimbursement of prior expenditures related to the change of control transaction is $30,000.  The Stock Option grant is for also for 3 million shares, with terms the same as for Mr. Volk.

The Employment Agreement with Mr. Spalding is similar to Mr. Volk’s agreement except that the employment is a month-to-month term and terminable by either party at will.  Mr. Spalding’s Base Salary is $10,000 per month with no Incentive Compensation provided.  The Stock Option is for 3 million shares exercisable at $0.38 per Option Share, one-third of the options to vest at the end of six months and the remaining two-thirds to vest monthly over the following 24 month period so long as Mr. Spalding remains a service provider as described in the stock option plan.

The Director’s Agreement with Mr. Henry provides for cash compensation of $2,000 per month during Mr. Henry’s service as a director and a grant of Common Stock Options for 1 million shares under the company’s 2010 Stock Option Plan.  The stock options vested immediately and are exercisable at $0.24 per share.

Stockholders Meeting

We held a special meeting of stockholders on June 29, 2010.  At the meeting, the following proposals were submitted to a vote of our stockholders:

1.
To approve a proposed reverse 1-for-3 stock split (a “stock consolidation”) of our then presently outstanding 23,586,139 shares of common stock, which would reduce the outstanding shares to approximately 7,862,046 shares.

2.
Should the stockholders approve the 1-for-3 reverse stock split, and following the issuance of approximately 16,380,930 shares of common stock to persons described in the Proxy Statement, which would increase the number of outstanding shares of common stock to approximately 24,242,976 shares of common stock, to approve a second reverse of approximately 1-for-2.42 stock split of our then-issued and outstanding shares of common stock, which would reduce the number of outstanding shares of our common stock to approximately 10,000,000 shares.

3.
To approve a proposed amendment to our amended and restated articles of incorporation that would increase our authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and

4.	To approve our 2010 Stock Option Plan.

Holders of our common stock were entitled to one vote and 23,586,139 shares of common stock were entitled to vote at the meeting.  Proxies for 12,036,916 shares were received.

Holders of our common stock voted as follows:

1.	To approve a 1-for-3 reverse stock split (also called a stock consolidation) of our common stock.
11,757,856 shares APPROVED                                                                279,060 shares DISAPPROVE

2.
Should the 1-for-3 reverse stock split be approved, and after issuing approximately 16,380,930 shares of our after-reverse-stock-split common stock to several of our creditors, to the holders of stock options and to two new directors of our company, to vote upon a proposal to effect a further reverse stock split of approximately 1-for-2.42 shares of common stock.

11,757,856 shares APPROVED                                                                279,060 shares DISAPPROVE

3.
To approve a proposal to amend our Articles of Incorporation to increase our authorized capital from 100,000,000 to 500,000,000 shares of common stock and from 5,000,000 to 10,000,000 shares of preferred stock

11,757,856 shares APPROVED                                                                279,060 shares DISAPPROVE

4.	To approve the Company’s 2010 Stock Option Plan
11,757,856 shares APPROVED                                                                279,060 shares DISAPPROVE

Each of the proposals received more than the number of favorable votes for approval and therefore each proposal was duly and validly approved by the stockholders.

Amendment to Articles of Incorporation

On August 13, 2010 we amended our articles of incorporation to increase the authorized capital to 500 million shares of common stock, par value $0.001, and 10 million shares of preferred stock, par value $0.001.  This increase had been approved at the Company’s stockholders meeting held on June 29, 2010.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

3.04	Certificate of Amendment of Articles of Incorporation
10.24	Employment Agreement between the Company and Charles F. Volk, Jr.
10.25	Employment Agreement between the Company and James E. Burden.
10.26	Employment Agreement between the Company and Stephen Spalding.
10.27	Board of Directors Agreement between the Company and Clifford Henry.
10.28	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.
10.29
Representative Stock Option Agreement with Charles F. Volk, Jr. for 3 million option shares, with James E. Burden for 3 million option shares, with Stephen Spalding for 3 million option shares, and with Clifford Henry for 1 million option shares.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
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

PAXTON ENERGY, INC.
(Registrant)

Date: August 23, 2010	By:	/s/ Charles F. Volk, Jr.
Charles F. Volk, Jr. Chief Executive Officer