Form 10-Q
period 2010-09-30
PAXTON ENERGY INC
filed 2010-11-18
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

Commission File Number 000-52590

Paxton Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Highway 50, Suite 2, Lake Village Professional Building, Stateline, NV 89449 Mailing Address: P.O. Box 1148, Zephyr Cove, NV 89448-1148
(Address of principal executive offices) (zip code)

(775) 588-5390
(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of November 15, 2010, issuer had 19,665,973 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of September 30, 2010, and December 31, 2009 (the end of its most recently completed fiscal year); unaudited condensed statements of operations for the three and nine months ended September 30, 2010 and 2009, and for the period from June 30, 2004 (date of inception) through September 30, 2010, unaudited condensed statement of stockholders’ deficit for the nine months ended September 30, 2010, and unaudited condensed statements of cash flows for the nine months ended September 30, 2010 and 2009, and for the period from June 30, 2004 (date of inception) through September 30, 2010, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2009, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$28,377	$4,026
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	8,563	8,828
Total Current Assets	37,608	13,522

Property and Equipment, net of accumulated depreciation	507	1,005

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$626,001	$602,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$350,640	$259,068
Accrued liabilities	268,008	27,287
Payable to Bayshore Exploration L.L.C.	86,794	91,699
Payable to officers	30,000	-
Notes payable	225,000	225,000
Notes payable to related parties	105,000	105,000
Unsecured convertible promissory notes payable, net of discount	329,538	-
Accrued registration rights penalties and interest	11,814	672,636
Total Current Liabilities	1,406,794	1,380,690

Long-Term Liabilities
Long-term asset retirement obligation	36,636	36,217
Derivative liabilities	110,000	1,264
Total Long-Term Liabilities	146,636	37,481

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 14,925,204 and 3,266,672 shares issued and outstanding, respectively	14,925	3,267
Additional paid-in capital	10,271,517	7,264,206
Deficit accumulated during the exploration stage	(11,213,871)	(8,083,231)
Total Stockholders' Deficit	(927,429)	(815,758)

Total Liabilities and Stockholders' Deficit	$626,001	$602,413

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

Oil and gas revenues, net	$5,717	$3,633	$11,836	$11,422	$359,436

Costs and Operating Expenses
Lease operating expenses	2,472	4,197	6,932	13,636	140,180
Impairment loss on oil and gas properties	-	25,066	-	30,296	3,847,192
Accretion of asset retirement obligations	78	424	419	1,273	8,330
General and administrative expense	285,988	29,515	672,370	108,430	2,410,332
Share-based compensation	392,794	-	2,271,457	-	3,740,032
Total costs and operating expenses	681,332	59,202	2,951,178	153,635	10,146,066

Loss from operations	(675,615)	(55,569)	(2,939,342)	(142,213)	(9,786,630)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	(47,500)	(20,090)	(85,848)	(22,628)	(87,112)
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(17,139)	(25,593)	(81,604)	(83,972)	(408,184)
Amortization of discount on convertible
notes and other debt	(14,154)	(6,451)	(23,846)	(25,806)	(1,019,927)
Total other income (expense)	(78,793)	(52,134)	(191,298)	(132,406)	(1,427,241)

Net Loss	$(754,408)	$(107,703)	$(3,130,640)	$(274,619)	$(11,213,871)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.03)	$(0.53)	$(0.08)

Basic and Diluted Weighted-Average
Common Shares Outstanding	11,019,497	3,266,672	5,904,011	3,266,672

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months ended September 30, 2010
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2009, as previously reported	23,586,139	$23,586	$7,243,887	$(8,083,231)	$(815,758)

Effect of reverse stock splits	(20,319,467)	(20,319)	20,319	-	-

Balance - January 1, 2010, as adjusted	3,266,672	3,267	7,264,206	(8,083,231)	(815,758)

Issuance of common stock in settlement of accrued
registration rights penalties and interest	5,801,060	5,801	692,291	-	698,092

Issuance of common stock to directors	249,296	249	53,751	-	54,000

Issuance of common stock in exchange for cancelation
of common stock options and warrants	683,176	683	139,537	-	140,220

Issuance of common stock in satisfaction of payable
to former officers and consultant	1,500,000	1,500	210,663	-	212,163

Issuance of common stock for services	3,225,000	3,225	316,775	-	320,000

Issuance of common stock and warrants for cash	200,000	200	29,800	-	30,000

Share-based compensation from grant of common
stock options to officers, directors and consultants	-	-	1,564,494	-	1,564,494

Net loss	-	-	-	(3,130,640)	(3,130,640)

Balance - September 30, 2010	14,925,204	$14,925	$10,271,517	$(11,213,871)	$(927,429)

The accompanying notes are an integral part of these condensed financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2010	2009	September 30, 2010

Cash Flows From Operating Activities
Net loss	$(3,130,640)	$(274,619)	$(11,213,871)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	30,296	3,847,192
Share-based compensation for services	2,271,457	-	3,740,032
Amortization of discount on convertible
notes and other debt	23,846	25,806	1,019,927
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	419	1,273	8,330
Depreciation expense	498	1,148	4,656
Change in fair value of derivative liabilities	85,848	22,628	87,112
Changes in assets and liabilities:
Accounts receivable	-	4,076	16,818
Prepaid expenses and other current assets	265	2,295	(8,563)
Accounts payable and accrued liabilities	327,388	16,843	737,842
Payable to officers	30,000	-	30,000
Accrued registration rights penalties and interest	37,270	56,806	302,128
Net Cash Used In Operating Activities	(353,649)	(113,448)	(1,452,397)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	-	(1,916,515)
Purchase of property and equipment	-	-	(5,163)
Net Cash Used In Investing Activities	-	-	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants,
net of registration and offering costs	30,000	-	2,909,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	348,000	76,810	1,202,332
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	15,000	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	378,000	91,810	3,402,452
Net Increase (Decrease) In Cash And Cash Equivalents	24,351	(21,638)	28,377
Cash and Cash Equivalents At Beginning Of Period	4,026	27,523	-
Cash and Cash Equivalents At End Of Period	$28,377	$5,885	$28,377

Supplemental Cash Flow Information—Note I.

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

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through September 30, 2010, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  New management of the Company is currently evaluating existing oil and gas properties and also evaluating other expansion opportunities.  The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, and for the period from June 30, 2004 (date of inception) through December 31, 2009, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2010 and its results of operations for the three months ended September 30, 2010 and 2009, and its results of operations and cash flows for the nine months ended September 30, 2010 and 2009 and for the period from June 30, 2004 (date of inception), through September 30, 2010.  The results of operations for the three months and the nine months ended September 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $754,408 and $3,130,640 for the three months and the nine months ended September 30, 2010, respectively, and $337,516 for the year ended December 31, 2009.  The Company also used cash of $353,649 and $130,307 in its operating activities during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  Through September 30, 2010, the Company has accumulated a deficit during the exploration stage of $11,213,871.  At September 30, 2010, the Company has a working capital deficit of $1,369,186 including current liabilities of $1,406,794.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  During the period since the change of control in March through September 30, 2010, the accomplishments of the new board of directors include, among other things, the following:

•	The placement of unsecured convertible promissory notes in the amount of $348,000 to provide working capital for the Company.

•	The payment of accrued interest on all outstanding notes payable through January 31, 2010 and obtained the extension of the due date of those notes to August 31, 2010.

•	The settlement of its liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock.

•	The conversion of all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock.

•	The consummation of two reverse stock splits that resulted in a total of approximately 10 million post-consolidation shares of common stock outstanding at the date of the reverse stock splits.

•	The sale of $30,000 of equity securities as of September 30, 2010.

The Company entered into an agreement with a consulting company on September 7, 2010, under which the consultant agreed to provide the Company with one or more financial and strategic business plans.  Thereafter, on September 27, 2010, the Company entered into an agreement with an investment banking firm to provide investment banking and financial advisory services.  Services under these two agreements are being provided to the Company in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

The Company is currently seeking equity, debt, and transaction financing to fund these potential acquisitions and other expenditures, although the Company does not have any definitive contracts or commitments for either at this time.  The Company will have to raise additional funds to continue operations and, while the Company has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 13,850,000 shares of common stock, or the promissory notes convertible into approximately 6,233,000 shares of common stock and warrants to purchase 3,017,000 shares of common stock were included in the computation of diluted loss per share at September 30, 2010 and none of the warrants and options to acquire 683,176 shares of common stock were included in the computation of diluted loss per share at September 30, 2009.

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

Recently Issued Accounting Statements – In October 2009, the Financial Accounting Standards Board (the FASB) issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosures requirements in the first quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed financial statements.

(B)           Unsecured convertible promissory notes payable

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, is due on December 31, 2010 if not converted into common stock earlier.  The principal amount of the notes, plus accrued interest, will be automatically converted, in whole, into shares and warrants of the Company upon the completion of a $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  The number of shares of common stock and warrants to be issued upon such conversion shall be equal to a discount of 66% of the price of the common stock and warrants in the $3,000,000 sales of common stock and warrants.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the $3,000,000 offering.  Proceeds from the offering have totaled $298,000 through September 30, 2010.  As further described in Note J to these condensed financial statements, certain of these note holders have converted notes and accrued interest totaling $166,630 into 3,267,247 shares of common stock and warrants to purchase 1,633,624 shares of common stock subsequent to September 30, 2010.

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

$50,000 Convertible Promissory Note

On April 28, 2010, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $50,000.  The convertible promissory note bears interest at 8% per annum and is due January 28, 2011.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  This variable conversion feature constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at its fair value.  The fair value of the beneficial conversion feature was estimated at $42,308 on April 28, 2010 and was recorded as a discount to the carrying amount of the convertible promissory note.  The discount is being amortized over the period from April 28, 2010 through January 28, 2011.  The Company recognized interest expense from the amortization of the discount in the amounts of $14,154 and $23,846 for the three and nine months ended September 30, 2010.  The carrying amount of the convertible promissory note is $31,538 at September 30, 2010, representing its face amount of $50,000 less the unamortized discount of $18,462.

(C)           Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who are unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who are related parties.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently negotiating with its secured lenders for an extension or other resolution.  The Company can provide no assurance that it will obtain an extension or other resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  The Company is currently negotiating with the noteholders for an extension or other resolution.  The Company can provide no assurance that it will obtain an extension or other resolution.

(D)           Common Stock

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

Issuance of Common Stock in Settlement of Accrued Registration Rights Penalties and Interest

In April 2006, the Company issued common stock and warrants for cash.  In connection with the offering, the Company entered into a registration rights agreement that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month based on the proceeds of the offering, plus interest.  The Company had previously offered to settle its liability for accrued registration rights penalties and interest in exchange for common stock at an exchange rate of approximately $0.12 per share contingent upon certain conditions, including the 1-for-3 reverse stock split.  All of the creditors, except one, accepted the Company’s offer.  All of the required conditions were met on June 29, 2010 and the exchange of 5,801,060 shares of common stock in settlement of $698,092 of the accrued registration rights penalties and interest was deemed to have occurred as of that date.  The exchange settled all except $11,814 of accrued registration rights penalties and interest.  Common stock issued in exchange for the settlement was valued at the amount of the contractual liability to the creditors, which was more readily determinable than the value of the common stock.

Issuance of Common Stock to New Directors

As part of the reorganization, the Company had agreed to issue 249,296 shares of common stock following the initial stock split to two of the newly appointed members of the board of directors.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 29, 2010.  The issuance was valued at the closing price of the common stock on June 29, 2010.  The Company recorded share-based compensation of $54,000, or approximately $0.22 per share.

Issuance of Common Stock in Exchange for Cancelation of Common Stock Options and Warrants

As part of the reorganization, the Company agreed to issue 683,176 shares of common stock following the initial stock split in exchange for the cancelation of all common stock options and warrants previously outstanding.  The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at $147,983, based on the closing price of approximately $0.22 per share on June 29, 2010, and the value of the warrants (derivative liability of $19,420 at date of cancelation) and options ($7,763 at date of cancelation) were valued using the Black-Scholes pricing model.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 29, 2010.

Issuance of Common Stock in Satisfaction of Payable to Former Officers and Consultant

As further described in Note A, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to a consultant as compensation for services in connection with the change of managerial control of the Company.  The former management and consultant completed all that was required of them under this arrangement during March, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during March, 2010 by recording $212,163 of share-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.  The estimated value of the shares was based on the closing price of the common stock on March 17, 2010, adjusted for the expected dilutive effects of various stock issuances that were required to occur prior to the issuance of the post-split shares.  In September, 2010, the Company issued 1,500,000 shares to the former management and consultant, the obligation was satisfied, and the amount of the recorded liability was assigned to the 1,500,000 shares of common stock with no further compensation recognized.

Issuance of Common Stock for Services

In September, 2010, the Company entered into two agreements which provided for, among other things, the issuance of common stock.  On September 7, 2010, the Company entered into an agreement with a consultant who provides financial advisory, strategic business planning, and investor and public relations services.  The agreement has a term of six months.  In exchange for its services, the consultant is to be compensated $20,000 per month and was to receive 3,000,000 shares of the Company’s common stock upon the signing of the agreement.  The Company recorded share-based compensation of $300,000, or approximately $0.10 per share, the estimated value of the common stock based on other sales of the Company’s common stock during September 2010.

On September 27, 2010, the Company entered into an agreement with an entity which provides investment banking, financial advisory, and capital raising services.  The agreement has a term of six months and may be terminated by either party upon thirty days written notice.  The agreement provides for a diligence and continuing fee of $30,000, payable $10,000 in cash and the balance payable through the issuance of 225,000 shares of the Company’s common stock.  The Company recorded share-based compensation of $20,000 related to this fee.  As more fully described in the agreement, the agreement also provides for financing fees of 8% of equity funds raised, a non-accountable expense allowance of 1.5%, and the issuance of five-year warrants to purchase ten percent of the aggregate number of fully diluted shares of common stock purchased in the financing, exercisable at the effective price paid per share.  And, as more fully described in the agreement, the agreement also provides for an advisory completion fee in connection with an acquisition or sale transaction equal to the greater of 2.5% of the Transaction Value, as defined, or $300,000.

Issuance of Common Stock and Warrants for Cash

During the quarter ended September 30, 2010, the Company sold 200,000 shares of common stock and a warrant to purchase 100,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $30,000, which were allocated $20,260 to the common stock and $9,740 to the warrants based on their relative fair values.

(E)           Employment Agreements and Director Agreement

Employment Agreements

Chief Executive Officer and President/Secretary

Effective April 1, 2010, the Company entered into employment agreements with two key employees, its newly appointed Chief Executive Officer and its newly appointed President and Secretary.  These employment agreements have initial terms of April 1, 2010 through December 31, 2012, and renew automatically for one-year periods thereafter.  Aggregate annual base compensation under the two agreements is $420,000.  The Company has accrued $210,000 of compensation for the period from the effective date of the agreements through September 30, 2010, of which $169,932 is unpaid at September 30, 2010 and is included in accrued liabilities in the accompanying condensed balance sheet at September 30, 2010.

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

Finally, the agreements provide for one-time payments aggregating $70,000 to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.  This obligation has been recorded as of April 1, 2010 and is included in general and administrative expense.  The Company has reimbursed $40,000 of this amount, leaving a balance payable to one of these officers of $30,000 as of September 30, 2010.

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

Chief Financial Officer

On August 12, 2010, the Company entered into an employment agreement with its newly appointed Chief Financial Officer.  This employment agreement is on a month-to-month basis and can be terminated by either party at will.  Annual base compensation under the agreement was $120,000 initially, but was subsequently amended to be $180,000, retroactive to August 12, 2010.  The Company has accrued $24,677 of compensation for the period from August 12, 2010 through September 30, 2010, all of which is unpaid at September 30, 2010 and is included in accrued liabilities in the accompanying condensed balance sheet at September 30, 2010.

Additionally, the employment agreement provided for a grant of an option to acquire 3 million shares of the Company’s common stock at an exercise price of $0.38 per share.  The option expires on May 17, 2020.  The option to purchase 1 million shares of common stock vests at the end of six months of employment and the option to purchase the remaining 2 million shares vests monthly over the following 24 months.

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

(F)           Stock Options and Warrants

Stock Options and Compensation-Based Warrants

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

Generally accepted accounting principles for stock options and compensation-based warrants require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period).  No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the accompanying condensed balance sheet.

A summary of stock option and compensation-based warrant activity for the nine-month period ended September 30, 2010 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2009	155,809	$7.22	1.4 years	$-
Granted or issued	13,750,000	0.30
Canceled in exchange for stock	(155,809)	7.22

Outstanding at September 30, 2010	13,750,000	0.30	9.2 years	$1,427,500

Exercisable at September 30, 2010	7,750,000	$0.24	8.8 years	$1,307,500

As further explained in Note E to these condensed financial statements, during the nine months ended September 30, 2010, the Company granted options to acquire 10,000,000 shares of common stock.  Additionally, on August 12, 2010, the Company granted options to acquire an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.38 per share to two consultants.  Of these options to purchase 3 million shares, one third (1 million shares) of the options vests at the end of six months of service and the remaining two thirds (2 million shares) vest monthly over the following 24 months.  These options expire on May 17, 2020.  And, on August 25, 2010, the Company issued compensation-based warrants to acquire 750,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a consulting company.  These warrants vested immediately and expire on August 24, 2011.  There were no stock options or compensation-based warrants granted or issued during the nine months ended September 30, 2009.  The fair value of stock options and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options and compensation-based warrants granted or issued during the nine months ended September 30, 2010 was $0.1535 per share.  The weighted-average assumptions used for the stock options and compensation-based warrants granted or issued during the nine months ended September 30, 2010 were risk-free interest rate of 1.69%, volatility of 212%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options and compensation-based warrants represents the period of time that the stock options or compensation-based warrants are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options or compensation-based warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options or warrants.

For the three-month and nine-month periods ended September 30, 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $72,794 and $1,564,494, respectively (none for the three-month and nine-month periods ended September 30, 2009).  As of September 30, 2010, there was approximately $547,000 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 1.7 years.  The intrinsic values at September 30, 2010 are based on a closing price of $0.40.

Other Stock Warrants

A summary of other stock warrant activity for the nine-month period ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2009	527,367	$7.22	1.3 years	$-
Issued	100,000	0.45
Canceled in exchange for stock	(527,367)	7.22

Outstanding at September 30, 2010	100,000	0.45	2.9 years	$-

(G)           Derivative Liabilities

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the accounting standards related to derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants had full ratchet antidilution provisions which provided for the reset of the exercise price of the warrants if, among other things, the Company sold common stock or granted options to purchase common stock at a price per share less than the exercise price of the warrants.  These reset provisions resulted in derivative treatment under the new accounting standards.  As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  These warrants were canceled in June 2010 with the issuance of common stock as further discussed in Note D to these condensed financial statements.  The Company recognized a loss from the change in fair value of these warrants of $20,090 for the three months ended September 30, 2009.  The Company recognized a loss from the change in fair value of these warrants of $18,156 and $22,628 for the nine months ended September 30, 2010 and 2009, respectively.

These common stock purchase warrants were initially issued in connection with our April 2006 issuance of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model.

Beneficial Conversion Feature

As described above in Note B to these condensed financial statements, the Company issued an unsecured convertible promissory note to an unaffiliated entity on April 28, 2010 which contains a beneficial conversion feature which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the closing price of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $42,308, $62,500, and $110,000 as of April 28, 2010, June 30, 2010, and September 30, 2010, respectively.  Accordingly, the Company recognized a loss from the change in fair value of this beneficial conversion feature of $47,500 and $67,692 for the three and nine months ended September 30, 2010, respectively.

(H)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of beneficial
conversion feature	$-	$110,000	$-	$110,000

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$1,246	$-	$1,246

As further described in Note G, the fair value of the beneficial conversion feature is measured using the intrinsic value method, equal to the excess of the market price of the stock over the conversion price, multiplied by the number of shares to be received upon conversion, and the fair value of warrants was determined using the Black-Scholes option pricing model.

Assets measured at fair value on a non-recurring basis at September 30, 2010 and at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Oil and gas properties	$-	$-	$587,886	$587,886

At various dates through September 30, 2010, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company has recognized impairment on wells drilled, reducing their carrying value to zero at September 30, 2010 and at December 31, 2009.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  At December 31, 2008, management reduced their carrying value to $587,886, which continues to reflect management’s judgment of the current fair value of leases for similar properties at both September 30, 2010 and at December 31, 2009.

(I)            Supplemental Cash Flow Information

During the nine months ended September 30, 2010, the Company had the following noncash investing and financing activities:

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

The Company paid $28,093 and $14,750 for interest during the nine months ended September 30, 2010 and 2009, respectively.

(J)           Subsequent Events

Conversion of Accounts Payable into Convertible Notes

On October 12, 2010, an unrelated third party acquired the rights of certain of the Company’s past-due accounts payable totaling $193,676.  That entity and the Company then agreed to convert the past-due accounts payable into Convertible Redeemable Notes Payable with an aggregate principal amount of $193,676.  These notes are due October 12, 2012 and bear interest at 6% per annum commencing October 31, 2010.  Interest is payable on or before the due date of the notes and is payable in shares of the Company’s common stock.  The holder of the notes is entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of the Company’s common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock.

Conversion of Promissory Notes in Common Stock and Warrants

In October 2010, management of the Company decided to allow the conversion of notes payable under the $300,000 Convertible Promissory Note Offering prior to the completion of the $3,000,000 placement and prior to the automatic conversion process described in the notes.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which have been converted into 3,267,247 shares of common stock and warrants to purchase 1,633,624 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.

Issuance of Common Stock and Warrants for Cash

During the period from October 1, 2010 through November 18, 2010, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $90,000.

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

Company Overview

We are a small oil and gas exploration and production company with a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.

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

During 2008, we participated in the completion of the Cartwright No. 3 well and the re-completion of the Cooke No. 3 well.  The Cartwright No. 3 well is currently producing. Cooke No. 3 well was put back into production in early March 2009 and is currently producing.  Cooke No. 2 and Cooke No. 6 are currently producing.  As of September 30, 2010, we had an aggregate of four producing wells that generated average total monthly net revenue to us of approximately $1,500.  We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, to operate the wells, increase production, and establish reserves.

We intend to diversify our opportunities and risk by seeking working interests in other producing oil and gas properties, and seeking other prospects.  We are in the process of evaluating properties and prospects located in Texas and Louisiana.

Business Strategy

The execution of any strategy for our future benefit will require additional funds which we do not currently possess.  If we are able to raise such necessary additional funds, our strategy will be to acquire existing revenue-generating production with proven undeveloped reserves and pursue an appropriate strategy in an effort to increase our production and cash flow and build reserves through acquisition, exploration, and development drilling.  The principal components of our business strategy are:

•
Rely on the Exploration Expertise of Others. We will continue to rely on the technical expertise and experience of a variety of oil and gas experts and consultants in order to reduce our ongoing general and administrative expenses;

•
Focus on the Acquisition of Existing Production and Development Opportunities.   We believe our experience in the oil and gas industry will allow us to generate and evaluation opportunities to acquire existing production; and

•
Balance Our Opportunities.   We intend to diversify and balance our production acquisition with exploration opportunities in areas in which we might be able to team with operators having experience and expertise.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2010 and 2009

Oil and Gas Revenues

Our oil and gas revenue was $5,717 and $11,836 for the three and nine months ended September 30, 2010, respectively, compared to $3,633 and $11,422 for the three and nine months ended September 30, 2009, respectively, representing increases of $2,084 and $414 for the three and nine-month periods ended September 30, 2010, respectively.  The level or oil and gas production through September 30, 2010 continues not to be significant, and accordingly we continue to be characterized as an-exploration stage company.

Cost and Operating Expenses

Our costs and operating expenses were $681,332 and $2,951,178 for the three and nine months ended September 30, 2010, respectively, compared to $59,202 and $153,635 for the three and nine months ended September 30, 2009, respectively, representing increases of $622,130 and $2,797,543 for the three and nine month periods, respectively.  The significant increase in our operating expenses were primarily a result of substantial increases in general and administrative expenses as well as share-based compensation charges, as discussed below.

Lease Operating Expenses — Lease operating expenses were $2,472 and $6,932 for the three and nine months ended September 30, 2010, respectively, compared to $4,197 and $13,636 for the three and nine months ended September 30, 2009, respectively, representing decreases of $1,725 and $6,704 for the three and nine month periods, respectively.  The decrease in lease operating expenses is principally related to a decrease in lease operating expenses of the Cooke #5 well, which is currently not in production. The level of oil and gas production through September 30, 2010 was not significant and our amount of lease operating expenses is materially consistent.

Impairment Loss on Oil and Gas Properties — Impairment loss on oil and gas properties was none for the three and nine months ended September 30, 2010 compared to $25,066 and $30,296 for the three and nine months ended September 30, 2009, respectively.  We incurred the impairment costs during the three months and nine months ended September 30, 2009 for re-completion on the Cooke #3 well.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $78 and $419 for the three and nine months ended September 30, 2010, compared to $424 and $1,273 for the three and nine months ended September 30, 2009, representing a decrease of $346 for the three-month period and a decrease of $854 for the nine-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense — General and administrative expense was $285,988 for the three months ended September 30, 2010, as compared to $29,515 for the three months ended September 30, 2009, representing an increase of $256,473.  The increase in general and administrative expense during the three months ended September 30, 2010 is related primarily to $142,766 of compensation and related payroll taxes accrued for our three officers under employment agreements and $83,065 of increases for consulting services and legal fees.

General and administrative expense was $672,370 for the nine months ended September 30, 2010, as compared to $108,430 for the nine months ended September 30, 2009, representing an increase of $563,940.  The increase in general and administrative expense during the nine months ended September 30, 2010 is related primarily to $255,798 of compensation and related payroll taxes accrued for our three officers, $189,908 of increases for consulting services and legal fees, and $70,000 of expenses accrued for one-time payments to reimburse officers for sums and expenditures made and services provided prior to and in connection with the change of control in March 2010.

Share-Based Compensation — The board of directors has authorized various transactions that have resulted in the recording of share-based compensation of $392,794 and $2,271,457 for the three and the nine months ended September 30, 2010, respectively.  These transactions are as follows:

•
In March 2010, the board of directors agreed to issue 1,250,000 shares of our common stock to former management and 250,000 shares to an advisor as compensation for services in connection with the change of control transaction.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, we recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of share-based compensation representing the estimated value of 1,500,000 shares of common stock.  In September 2010, we issued the 1,500,000 shares of common stock in satisfaction of this obligation.

•
As part of the change of control transaction, we agreed to issue 249,296 shares of common stock to two of the newly appointed members of the board of directors, which was conditioned upon a 1-for-3 reverse stock split.  The reverse stock split was approved at a special shareholders meeting on June 29, 2010, at which time the required conditions for the issuance was met and the common stock was deemed to have been issued as of June 29, 2010.  We recorded share-based compensation of $54,000, or approximately $0.22 per share.

•
As part of the change of control transaction, we agreed to issue 683,176 shares of common stock in exchange for the cancelation of all common stock options and warrants previously outstanding. The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at the closing price of approximately $0.22 per share on June 29, 2010 and the value of the warrants and options that were canceled were valued using the Black-Scholes pricing model.  With the approval of the reverse stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 29, 2010.

•
During the period since the reorganization, we have granted options and issued warrants to acquire an aggregate of 13,750,000 shares of common stock to our new executive officers and to outside consultants.  Options and warrants to acquire 7,750,000 shares vested immediately and the remaining options to acquire 6,000,000 shares are vesting over a period of thirty months.  Share-based compensation is measured on the grant date and recognized over the vesting period.  For the three and nine month periods ended September 30, 2010, we reported share-based compensation related to these stock options and warrants of $72,794 and $1,564,494, respectively.

•
In September 2010, we entered into two separate agreements for financial advisory services, strategic business planning services, investor and public relations services, investment banking services, and capital raising services.  As partial consideration under these agreements, we issued an aggregate of 3,225,000 shares of common stock to the service providers.  We recognized $320,000 of share-based compensation in connection with the issuance of these shares.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the three and nine months ended September 30, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities — As further explained in Note G to the accompanying condensed financial statements, effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value.  These warrants were canceled in June 2010 with the issuance of common stock.  We recognized a loss from the change in fair value of these warrants of $20,090 for the three months ended September 30, 2009.  We recognized a loss from the change in fair value of these warrants of $18,156 and $22,628 for the nine months ended September 30, 2010 and 2009, respectively.

We issued an unsecured convertible promissory note to an unaffiliated entity on April 28, 2010 which contains a variable conversion price (beneficial conversion feature) which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  We have estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the closing price of our common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $42,308, $62,500, and $110,000 as of April 28, 2010, June 30, 2010, and September 30, 2010, respectively.  Accordingly, we recognized a loss from the change in fair value of this beneficial conversion feature of $47,500 and $67,692 for the three and nine months ended September 30, 2010, respectively.

Interest Expense — We incurred interest expense of $17,139 and $81,604 for the three and nine months ended September 30, 2010, respectively, as compared to $25,593 and $83,972 for the three and nine months ended September 30, 2009, respectively, representing a decrease of $8,454 for the three-month period, and a decrease of $2,368 for the nine-month period.  The decrease in interest expense principally relates to the fact that with the issuance of common stock in settlement of substantially all of the registration rights penalties, we are no longer accruing interest on the penalties that were settled.  However, this decrease is partially offset by interest that we are incurring in 2010 on newly issued convertible promissory notes payable.

Liquidity and Capital Resources

At September 30, 2010, our principal source of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes.  We received proceeds from a placement in the amount of $298,000 through September 30, 2010 and received proceeds of an additional $50,000 from a separate unsecured convertible promissory note in April 2010.  At September 30, 2010, we have $28,377 in cash and $668 of receivables from an attorney’s trust account.  At September 30, 2010, we had a working capital deficit of $1,369,186 as compared to a deficit of $1,367,168 as of December 31, 2009.  In addition, we have a deficit in our total stockholders’ equity of $927,429 at September 30, 2010, compared to total stockholders’ deficit of $815,758 at December 31, 2009, an increase in the stockholders’ deficit of $111,671.

Our operations used net cash of $353,649 during the nine months ended September 30, 2010, compared to using $113,448 of net cash during the nine months ended September 30, 2009.   Net cash used in operating activities during the nine months ended September 30, 2010 consisted of our net loss of $3,130,640, which was offset by stock-based compensation of $2,271,457, accounts payable and accrued liabilities of $327,388, changes in fair value of derivative liabilities of $85,848, accrued registration rights payments and interest of $37,270, payables to officers of $30,000, amortization of discount on convertible notes of $23,846, depreciation expense of $498, accretion of asset retirement obligations of $419 and prepaid expenses and other current assets of $265.

We had no investing activities during the nine months ended September 30, 2010 or 2009.

Financing activities provided $378,000 of net cash during the nine months ended September 30, 2010, as compared to $91,810 during the nine months ended September 30, 2009.  Cash flows from financing activities during the nine months ended September 30, 2010 relate to the receipt of proceeds from the placement of the unsecured convertible promissory notes in the aggregate amount of $348,000, plus proceeds of $30,000 from the sale of common stock and warrants.

Additionally, on October 12, 2010, an unrelated third party acquired the rights of certain of our past-due accounts payable totaling $193,676.  We issued promissory notes to this third party in the amount of $193,676 to convert the outstanding accounts payable into promissory notes and agreed with that entity to convert the promissory notes into convertible redeemable notes.  These notes are due October 12, 2012 and bear interest at 6% per annum commencing October 31, 2010.  Interest is payable on or before the due date of the notes and is payable in shares of our common stock.  The holder of the notes is entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of our common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock.

As disclosed earlier, on March 17, 2010 we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk, our Chief Executive Officer.  On that same day, all of our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.

Pursuant to the Agreement, the new officers and directors undertook to effectuate the provisions of the Agreement that are related to a recapitalization of the company.  During the period since the change of control in March through September 30, 2010, the accomplishments of the new board of directors include, among other things, the following:

•
The placement of unsecured convertible promissory notes in the amount of $348,000 to provide us with working capital (of which $166,630 of convertible notes and accrued interest have been converted into 3,267,247 shares of common stock and warrants to purchase 1,633,624 shares of common stock subsequent to September 30, 2010);

•
The payment of accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010, which notes are currently in default for overdue payment;

•	The settlement of our liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock;

•	The conversion of all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock;

•	The consummation of two reverse stock splits that resulted in a total of approximately 10 million shares of common stock outstanding at the date of the reverse stock splits; and

•	The sale of $30,000 of equity securities as of September 30, 2010.

We entered into a consulting agreement with Undiscovered Equities on September 7, 2010.  Under the terms of the agreement, the consultant agreed to provide us with one or more financial and strategic business plans.  Thereafter, on September 27, 2010, we entered into an agreement with National Securities Corp. to provide investment banking and financial advisory services.  Services under these two agreements are being provided to the Company in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

We are currently seeking debt and equity financing to fund these potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At September 30, 2010, and December 31, 2009, no allowance for doubtful accounts was deemed necessary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

c)
We lack a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.  Similarly, we have not obtained units of production or similar third-party purchaser confirmation of the details of our oil and gas production.  There is a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis without the ability to independently review and verify the results of our revenue and expenses related to our operations.

The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer working with other members of management, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010 we delivered 5,801,060 shares of common stock to several former investors that had registration rights.  The Company did not meet certain deadlines to register previously issued securities for transfer and, under the investors’ agreements with us, we accumulated penalties and interest with regard to our breach of contract.  By agreement with these investors, the accumulated interest and penalties obligations were exchanged for 5,801,060 shares of common stock.

As part of the Change of Control Agreement and Recapitalization Agreement, we agreed to convert all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock.  These stock certificates were delivered in September 2010.

On July 22, 2010 we delivered 124,648 shares of common stock to each of James Burden and Clifford Henry in consideration of their agreeing to become and serve as directors until the next annual shareholders’ meeting

As part of the Change of Control Agreement and Recapitalization Agreement, we agreed to issue 1,250,000 shares of common stock to former management and 250,000 shares to an advisor as compensation for services in connection with this change of control.  These stock certificates were delivered in September 2010.

On September 7, 2010, we entered into an agreement with a consultant who provides financial advisory, strategic business planning, and investor and public relations services.  As partial consideration under the contract, we issued 3,000,000 shares of common stock upon the signing of the agreement.

On September 27, 2010, we entered into an agreement with an entity which provides investment banking, financial advisory, and capital raising services.  As partial consideration under the agreement, we issued 225,000 shares of common stock.

During the quarter ended September 30, 2010, we sold 200,000 shares of common stock and issued warrants to purchase 100,000 shares of common stock for gross proceeds of $30,000.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 3, 2008, we issued $300,000 of secured promissory notes to six individuals, two of whom are related parties.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due on September 1, 2009 and are secured by all of our assets.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and our failure to repay the notes when they matured constitute events of default under the notes.  As a result of the event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral.  We are currently negotiating with our secured lenders for an extension or other resolution.  We can provide no assurance that we will obtain an extension or other resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

ITEM 6.  EXHIBITS

10.01	Form of $300,000 Unsecured Convertible Promissory Note.

10.02	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.

10.03	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXTON ENERGY, INC.
(Registrant)

Date: November 18, 2010	By:	/s/ Charles F. Volk, Jr.
Charles F. Volk, Jr. Chief Executive Officer (Principal Executive Officer)