Form 10-K
period 2010-12-31
PAXTON ENERGY INC
filed 2011-04-01
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 0-52590

PAXTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-5081381
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
295 Highway 50, Suite 2 Lake Village Professional Building Stateline, Nevada	89449	(775) 588-5390
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the OTC Bulletin Board was $516,585. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2011, there were 26,000,621 shares of registrant’s common stock outstanding.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.  We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.                  Business

Nature of Business

Paxton Energy, Inc. is a small oil and gas exploration and production company with a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.

We have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property.  Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit.  After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned.  A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest.  It is the percentage of production that each party actually receives.

Organization

Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of our company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed us until March 17, 2010 when we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California.  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of our certificate of incorporation to increase our authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.

Recent Developments

Lighthouse Agreement

Effective January 4, 2011, we entered into an Agreement to Form LLC to Acquire Oil & Gas Leases, Wells, Working Interests and Equipment (the “Lighthouse Agreement”) with Lighthouse Petroleum, Inc. (“Lighthouse”).  Pursuant to the terms of the Lighthouse Agreement, we would form a new limited liability company called PaxTex LLC (“PaxTex”), which will be jointly owned by us and Lighthouse.   At closing of the Lighthouse Agreement, we would contribute $350,000 in cash (the “Paxton Contribution”) for our interest in PaxTex and Lighthouse will contribute oil, gas and mineral leases, wells, contracts and contractual rights, equipment and other assets for its interest in PaxTex.

Initially, we would be the Manager of PaxTex and be entitled to 70% of the net profits.  Once we receive cash distributions equal to the Paxton Contribution plus 10% per annum, we would be entitled to 45% of the net profits going forward and Lighthouse will become the Manager of PaxTex.

The closing of the Lighthouse Agreement was subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

●	completion of audited and reviewed financial statements of Lighthouse;
●	establishment of PaxTex and agreement to the LLC operating agreement by Lighthouse and us;
●	satisfactory due diligence by us of Lighthouse;
●	receipt of a title opinion acceptable to us and an independent engineering report relating to the assets being contributed by Lighthouse; and
●	raising of funds by us to make the Paxton Contribution.

In the event the Lighthouse Agreement was not closed by January 31, 2011, either party had the right terminate the Lighthouse Agreement by providing written notice to the other party.  On February 7, 2011, we and Lighthouse elected to terminate the Lighthouse Agreement.

Montecito Agreement

On March 28, 2011, we entered into an Asset Sale Agreement (the “Montecito Agreement”) with Montecito Offshore, L.L.C. (“Montecito”).  Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell us a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases owned by Montecito, for $2,000,000 and 15,000,000 shares of our common stock, of which $250,000 is required to be paid by April 4, 2011 and the remaining $1.750,000 and 15 million shares are due at closing, which is to occur within 60 days of the execution of the Montecito Agreement.  The closing of the Montecito Agreement is subject to the satisfaction of customary closing conditions:  In the event the Montecito Agreement is not closed by May 28, 2011, the Montecito Agreement shall automatically terminate without any action of the parties unless extended by mutual agreement.

Business

As noted above, we are a small oil and gas exploration company participating with minority working interests in oil and gas drilling in the Cooke Ranch field and another area in La Salle County, Texas, all operated by Bayshore.

We have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  During 2010, we did not participate in the drilling of any new wells and did not invest in the re-completion of any existing wells.  As of December 31, 2010, four wells in which we own an interest are producing and two wells are shut in awaiting further evaluation.  As of December 31, 2010, we had an aggregate of 0.35 net producing wells with aggregate net production of approximately 52 thousand cubic feet, or Mcf, of gas and 14 barrels of oil per month.

We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, to operate the wells, increase production, and establish reserves.  We have issued an aggregate of 907,000 shares of common stock to Bayshore or its principal, Jamin Swantner, as partial consideration for various exploration rights, along with 100,000 shares for advisory services.  From our inception through December 31, 2010, we have paid Bayshore or incurred $176,800 as additional consideration for exploration rights, $81,023 for seismic studies, $2,678,339 for well drilling and completion costs, and $326,463 to acquire additional exploration rights and leasehold near the Cooke Ranch.

We intend to diversify our opportunities and risk by seeking working interests in other properties producing oil and gas, and seeking other prospects, relying on the experience and expertise of other operators, rather than building an internal exploration capability.  We will need to obtain additional funding to carry out such activities.

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

●
Rely on the Exploration Expertise of Others.   We will continue to rely on the technical expertise and experience of a variety of oil and gas experts and consultants in order to reduce our ongoing general and administrative expenses.

●
Focus on the Acquisition of Existing Production and Development Opportunities.   We believe our experience in the oil and gas industry will allow us to generate and evaluate opportunities to acquire existing production.

●
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

Cooke Ranch Activities

Cooke No. 3 Well

As a result of agreements reached in 2005 and 2006, we have retained an 8.59% working interest (5.95% net revenue interest) in the Cooke No. 3 well, and an 11.75% working interest (8.8125% net revenue interest) in the balance of the 8,843-acre Cooke Ranch leases outside the Cooke No. 3 well and 40-acre drilling site.

In an effort to increase production from deeper reservoirs, in February 2008, we began operations to test the Cooke No. 3 well in the Pearsall formation at approximately 13,100 feet.  During the original drilling of this well in 2005, drilling encountered over 600 feet of Pearsall formation, which the operators believed warranted a further test.  Due to re-entry difficulties encountered during those operations, however, we decided to re-complete the well in the Escondido formation and review our options to test the Pearsall formation at 1300 feet at a later date.  As of March 31, 2008, the Cooke No. 3 well had been re-completed and was producing intermittently from a depth of approximately 6700 feet in the Escondido formation.  The Cooke No. 3 well produced intermittently at that depth in the Escondido from March 2008 to April 2008.  In April 2008, the Cooke No. 3 well was shut-in due to mechanical issues.  In early March 2009, we put the Cooke No. 3 back into production.  During 2010, we received $1,712 of net revenue from this well and paid $1,918 in lease operating expenses.

Cooke No. 2 Well

On October 12, 2006, we reached an agreement with Bayshore to bear 25% of the actual costs of re-completing the Cooke No. 2 well on the Cooke Ranch, estimated at approximately $500,000 for 100% of the working interest, in order to acquire a 25% working interest (18.75% net revenue interest) in the well and related 160 gross-acre drilling site.  Bayshore re-completed the well in an approximately 45-foot section at a depth of approximately 6,400-6,445 feet in the Escondido formation and in November 2006 initiated production as it completed the installation of a tank battery and construction of gas-gathering system and an approximately 4,000-foot pipeline connection.  We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007.  During 2010, we received $3,400 of net revenue from this well and paid $3,468 in lease operating expenses.

Cooke No. 6 Well

The Cooke No. 6 well began production in September 2007.  We held a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 6 well at the time of its completion.  Our share of the drilling and completion costs for the Cooke No. 6 well was $260,337, of which $117,508 had been paid as of September 2008.  On September 1, 2008, we sold a 21.75% working interest to an unrelated third party, leaving us with a 10.00% working interest and a net revenue interest of 7.50%.  During 2010, we received $4,243 of net revenue from this well and paid $1,494 in lease operating expenses.

Cartwright No. 3

In the third quarter of 2008, the Cartwright No. 3 was placed into production through a farm-out arrangement with Carrizo Exploration, Inc.   We have a 4.0% working interest and 3.0% net revenue interest in the Cartwright No. 3 well.   During 2010, we received $5,605 of net revenue from this well and paid $3,340 in lease operating expenses.

Cooke No. 5 Well

The Cooke No. 5 well, located approximately 1,200 feet northwest of the Cooke No. 3 initial well, reached a total depth of 6,850 feet on September 3, 2006.  Bayshore completed this well for production in an approximately 200-foot section in the Escondido formation below a depth of approximately 6,650 feet and in November 2006 initiated production as it completed the installation of a tank battery and gas-gathering system and pipeline connection.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 5 well.  The Cooke No. 5 well is currently shut in and we received no revenue from this well and incurred no lease operating expenses during the year ended December 31, 2010.

Cartwright No. 1

The Cartwright No. 1 well was drilled to a total depth of 6,950 feet in the 40-acre drill-site spacing location adjacent to the Cooke No. 3 well in March 2006.  We hold a 31.75% working interest (23.8125% net revenue interest) in the Cartwright No. 1 well.  The Cartwright No. 1 well is currently shut in and we received no revenue from this well and incurred no lease operating expenses during the year ended December 31, 2010.

Oil and Gas Sales

A sweet gas and sour gas pipeline runs through the Cooke Ranch with adequate excess capacity to handle foreseeable production from wells that we might drill.  “Sour gas” is a natural gas containing small amounts of hydrogen sulfide (H 2 S) and carbon dioxide (CO2), while “sweet gas” is a natural gas that does not contain hydrogen sulfide or significant quantities of carbon dioxide.  A “sweet gas and sour gas pipeline” can carry both of these types of natural gas.

In 2009 and 2010, we participated in activities related to the following wells, with the interests and results indicated as of December 31, 2010:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	8.5000%	5.9500%	6,660	Escondido	Producing
Cooke No. 2	25.0000	18.5000	6,400	Escondido	Producing
Cooke No. 6	10.0000	7.5000	6,671	Escondido	Producing
Cartwright No. 3	4.0000	3.0000	6,800	Escondido	Producing
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Shut in
Cartwright No. 1	31.7500	23.8125	6,950	Escondido	Shut in

Acquisition and Drilling Activities

We will need to obtain additional funding to acquire additional properties and participate in additional drilling.  We did not participate in any acquisition or drilling activities during either 2009 or 2010.

Productive Wells and Acreage

As of December 31, 2010, we had interests in productive wells as follows:

	Wells		Acreage		Average Daily Production (1)
	Gross	Net	Gross	Net	Gross	Net

Oil (2)	4	0.35	160	19	7.9	0.45
Gas	--	--	--	--	47	1.7
_______________
(1)	Average daily oil production is expressed in barrels of oil per day. Average daily gas production is expressed in thousands of cubic feet per day.
(2)	Wells producing both oil and gas were counted as oil wells.

All of the above wells are located in LaSalle County, Texas.

Wells and Acreage

The following table sets forth our gross and net acres of developed and undeveloped oil and gas leases as of December 31, 2010 and 2009, respectively:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
2010	160	19	11,133	3,535
2009	160	19	11,133	3,535

Production, Transportation, and Marketing

Our share of the oil produced is sold at posted field prices to an unaffiliated purchaser.  Posted prices are generally competitive among crude oil purchasers.  Either party may terminate our crude oil sales upon 30 days’ prior notice.

No Proved Reserves

As of December 31, 2010, we have no proved reserves.

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

Employees and Consultants

As of December 31, 2010, we had three employees all executives, which were our chief executive officer, president, and chief financial officer.  From time to time, we may engage technical consultants to provide specific geological, geophysical, and other professional services.  We believe that our relations with our employees is good.

Item 1A.               Risk Factors

Risks Relating to Our Business:

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $4,154,493 for the year ended December 31, 2010 and $337,516 for the year ended December 31, 2009.   In addition, at December 31, 2010, we had an accumulated deficit of $12,237,724. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2010 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2011.

In their report dated April 1, 2011, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses from operations, negative cash flows from operating activities and a working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in a limited number of properties, initially in Texas. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate, than we would if our business were more diversified, enhancing our risk profile.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

We face strong competition from other oil and gas companies.

We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors have been engaged in the oil and gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than us. These companies may be able to pay more for exploratory projects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

Current global financial conditions have been characterized by increased volatility which could have a material adverse effect on our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. There can be no assurance that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations could have a material adverse effect on our business, prospects, liquidity and financial condition.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

The marketability of natural resources will be affected by numerous factors beyond our control.

The markets and prices for oil and gas depend on numerous factors beyond our control. These factors include demand for oil and gas, which fluctuate with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of oil and gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in oil-producing or gas-producing regions;
•	the level of global and domestic oil and gas inventories;
•	the price and level of foreign imports;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	the availability of pipeline or other takeaway capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall worldwide and domestic economic environment.

Significant declines in oil and gas prices for an extended period may have the following effects on our business:
•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow; and
•	limit our access to sources of capital.

We may have difficulty distributing our oil and gas production, which could harm our financial condition.

In order to sell the oil and gas that we are able to produce, we may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or gas and in turn diminish our financial condition or ability to maintain our operations.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, provincial and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Further, hydraulic fracturing, the process used for releasing natural gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and on our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S. or any other jurisdiction may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

No assurance can be given that defects in our title to natural gas and oil interests do not exist.

Title to natural gas and oil interests is often not possible to determine without incurring substantial expense. An independent title review was completed with respect to certain of the more valuable natural gas and oil rights acquired by us and the interests in natural gas and oil rights owned by us. Also, legal opinions have been obtained with respect to the spacing units for the wells which have been drilled to date and which have been operated by us. However, no assurance can be given that title defects do not exist. If a title defect does exist, it is possible that we may lose all or a portion of the properties to which the title defect relates. Our actual interest in certain properties may therefore vary from our records.

We have no officer, director, or employee with any formal oil and gas exploration or engineering education or training and will continue to rely on the expertise of Bayshore, whose interests may not always be aligned with ours.

During 2010, we had no officer, director, or employee with geological, geophysical, or petroleum engineering training or experience.  This increases our dependence on Bayshore and consultants we may engage from time to time.  The expertise Bayshore provides may be influenced by its position as the majority working interest owner and its interest in obtaining funding from us for proposed activities.

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

Usual operational hazards incident to our industry include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.  We do not maintain insurance to cover operational hazards, but rely on our agreements that require the operator of the properties in which we have an interest to maintain $1.0 million workers’ compensation, $1.0 employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, and $5.0 million bodily injury and property damage insurance coverage.  The insurance policies purchased under this covenant include us as the owner of a non-operating working interest as an insured under such policies.  We cannot assure that we could obtain or that Bayshore or our contractors will be able to continue to obtain insurance coverage for current or future activities.  Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.  The insurance maintained by Bayshore or our contractors does not cover all of the risks involved in oil and gas exploration, drilling, and production, and if coverage does exist, may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance may not be available at economical rates, the respective insurance policies may have limited coverage, and other factors.  For example, insurance against risks related to violations of environmental laws is not maintained.  The occurrence of a significant adverse event that is not fully covered by insurance or for which the coverage is insufficient to cover aggregate losses could expose us to liability because we may be responsible for our working interest share of the damages in excess of any related insurance coverage.  Further, we cannot assure that adequate levels of insurance will be maintained for our benefit in the future at rates we consider reasonable.  The occurrence of any of these risks could lead to a reduction in our value and the loss of investments made by purchasers of our stock.

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

Risks Relating to Our Common Stock:

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. The lack of resources to prepare and file our reports, including the inability to pay our independent registered public accounting firm, could result in our failure to remain current on our reporting requirements, which could result in our being removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-approved for quotation on the OTC Bulletin Board, which may have an adverse material effect on our company.

There has been a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for our Common Stock on the NASD’s Over-the-Counter Bulletin Board for the foreseeable future.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the NASD Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The market price of our Common Stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the personal protective equipment industry;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.               Unresolved Staff Comments

None.

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

Item 3.                  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.                  (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “PXTE.” For the periods indicated, the following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2009
	High	Low
First Quarter	$0.39713	$0.08665
Second Quarter	$0.25272	$0.09026
Third Quarter	$0.21661	$0.03033
Fourth Quarter	$0.21661	$0.02238

	Fiscal Year 2010
	High	Low
First Quarter	$0.36102	$0.02238
Second Quarter	$0.32492	$0.14441
Third Quarter	$1.22747	$0.13719
Fourth Quarter	$0.40000	$0.10000

On March 25, 2011, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.09 per share. On March 25, 2011, there were approximately 127 holders of record of our common stock.  On July 15, 2010, a one-for-three reverse stock split was effective for our common stock and on August 6, 2010, a one-for-2.4068 reverse stock split was effective for our common stock.  All share prices herein reflect these reverse stock splits.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

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

Stock Transfer Agent

Our Stock Transfer Agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, AZ 85251.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we sold 900,000 shares of common stock and issued warrants to purchase 450,000 shares of common stock for gross proceeds of $135,000.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.

During the quarter ended December 31, 2010, we issued 3,267,247 shares of common stock as a result of the conversion of $158,000 of principal of 9% convertible promissory notes and related accrued interest of $8,630.

During the quarter ended December 31, 2010, we issued 377,290 shares of common stock as a result of the conversion of $21,000 of principal of 8% convertible promissory notes.

During the quarter ended December 31, 2010, we issued 873,522 shares of common stock as a result of the conversion of $43,676 of principal of 8% convertible promissory notes.

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

Item 6.                  Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a small oil and gas exploration and production company with a minority working interests in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.

We have working interests ranging from 4.00% to 31.75% (net revenue interests ranging from 3.00% to 23.8125%) in the various wells in which we have participated.  A “working interest” is a percentage of ownership in an oil and gas lease granting its owner the right to explore, drill, and produce oil and gas from a tract of property.  Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing, and operating a well or unit.  After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners based on the percentage of working interest owned.  A “net revenue interest” is a share of production after all burdens, such as royalties, have been deducted from the working interest.  It is the percentage of production that each party actually receives.

As of December 31, 2010, we had an aggregate of four producing wells that generated average total monthly net revenue to us of approximately $1,250.  We are dependent on Bayshore, the operator of all of the properties in which we have a working interest, to operate the wells, increase production, and establish reserves.

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

●
Rely on the Exploration Expertise of Others. We will continue to rely on the technical expertise and experience of a variety of oil and gas experts and consultants in order to reduce our ongoing general and administrative expenses;

●
Focus on the Acquisition of Existing Production and Development Opportunities.   We believe our experience in the oil and gas industry will allow us to generate and evaluation opportunities to acquire existing production; and

●
Balance Our Opportunities.   We intend to diversify and balance our production acquisition with exploration opportunities in areas in which we might be able to team with operators having experience and expertise.

Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009

Oil and Gas Revenues

Our oil and gas revenue was $14,960 for the year ended December 31, 2010 compared to $17,581 for the year ended December 31, 2009, representing a decrease of $2,621.  The level of oil and gas production through December 31, 2010 continues not to be significant, and accordingly, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $3,401,792 for the year ended December 31, 2010 compared to $205,362 for the year ended December 31, 2009, representing an increase of $3,196,430.  The significant increase in our costs and operating expenses are primarily a result of substantial increases in general and administrative expenses as well as share-based compensation charges, as discussed below.

Lease Operating Expenses — Lease operating expenses were $10,220 for the year ended December 31, 2010 compared to $17,565 for the year ended December 31, 2009, representing a decrease of $7,345.  The decrease in lease operating expenses is principally related to a decrease in lease operating expenses of the Cooke #5 well, which is currently not in production. The level of oil and gas production through December 31, 2010 was not significant and the amount of our lease operating expenses is materially consistent.

Impairment Loss on Oil and Gas Properties — Impairment loss on oil and gas properties was none for the year ended December 31, 2010 compared to $30,296 for the year ended December 31, 2009.  We incurred the impairment costs during the year ended December 31, 2009 for re-completion on the Cooke #3 well.

Accretion of Asset Retirement Obligations — Accretion of asset retirement obligations was $497 for the year ended December 31, 2010 compared to $1,697 for the year ended December 31, 2009, representing a decrease of $1,200.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past plus the decrease in the number of wells in which we are participating.

General and Administrative Expense —General and administrative expense was $951,368 for the year ended December 31, 2010 compared to $155,804 for the year ended December 31, 2009, representing an increase of $795,564.  The increase in general and administrative expense during the year ended December 31, 2010 is related primarily to $411,940 of compensation and related payroll taxes accrued for our three officers, $268,965 of increases for consulting services and legal fees, and $70,000 of expenses accrued for one-time payments to reimburse new executive officers for sums and expenditures made and services provided prior to and in connection with the change of control in March 2010.

Share-Based Compensation — The board of directors has authorized various transactions that have resulted in the recording of share-based compensation of $2,439,707 for the year ended December 31, 2010.  These transactions are as follows:

●
In March 2010, the board of directors agreed to issue 1,250,000 shares of our common stock to former management and 250,000 shares to an advisor as compensation for services in connection with the change of control transaction.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, we recognized this obligation to these individuals and the associated compensation by recording $212,163 of share-based compensation representing the estimated value of 1,500,000 shares of common stock.  In September 2010, we issued the 1,500,000 shares of common stock in satisfaction of this obligation;

●
As part of the change of control transaction, we agreed to issue 249,296 shares of common stock to two of the newly appointed members of the board of directors, which was conditioned upon a 1-for-3 reverse stock split.  The reverse stock split was approved at a special shareholders meeting on June 29, 2010, at which time the required conditions for the issuance was met and the common stock was deemed to have been issued as of June 29, 2010.  We recorded share-based compensation of $54,000, or approximately $0.22 per share;

●
As part of the change of control transaction, we agreed to issue 683,176 shares of common stock in exchange for the cancelation of all common stock options and warrants previously outstanding. The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at the closing price of approximately $0.22 per share on June 29, 2010 and the value of the warrants and options that were canceled were valued using the Black-Scholes pricing model.  With the approval of the reverse stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 29, 2010;

●
During the period since the reorganization, we have granted options and issued warrants to acquire an aggregate of 13,750,000 shares of common stock to our new executive officers and to outside consultants.  Options and warrants to acquire 7,750,000 shares vested immediately and the remaining options to acquire 6,000,000 shares are vesting over a period of thirty months.  Share-based compensation is measured on the grant date and recognized over the vesting period.  For the year ended December 31, 2010, we reported share-based compensation related to these stock options and warrants of $1,732,744; and

●
In September 2010, we entered into two separate agreements for financial advisory services, strategic business planning services, investor and public relations services, investment banking services, and capital raising services.  As partial consideration under these agreements, we issued an aggregate of 3,225,000 shares of common stock to the service providers.  We recognized $320,000 of share-based compensation in connection with the issuance of these shares.

Although the net changes and percent changes with respect to our revenues and our costs and operating expenses for the year ended December 31, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities — As further explained in Note 8 to the accompanying financial statements, effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value.  These warrants were canceled in June 2010 with the issuance of common stock.  We recognized a loss from the change in fair value of these warrants of $18,156 and $756 for the years ended December 31, 2010 and 2009, respectively.

As more fully discussed in Notes 4 and 8 to the accompanying financial statements, we issued unsecured convertible promissory notes to an unaffiliated entity during the year ended December 31, 2010.  These notes contain a variable conversion price (beneficial conversion feature) which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  We have estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the notes and the closing price of our common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $243,376 as of December 31, 2010.  We recognized a loss from the change in fair value of this beneficial conversion feature of $222,153 for the year ended December 31, 2010.

Interest Expense — We incurred interest expense of $128,033 for the year ended December 31, 2010 compared to $123,173 for the year ended December 31, 2009, an increase of $4,860.  The change in interest expense principally relates to the fact that with the issuance of common stock in settlement of substantially all of the registration rights penalties, we are no longer accruing interest on the penalties that were settled.  However, this decrease is offset by interest that we are incurring in 2010 on newly issued convertible promissory notes payable and on the payable to Bayshore Exploration L.L.C.

Amortization of discount on convertible notes and other debt — We have amortized $399,319 of discount on convertible notes and other debt for the year ended December 31, 2010 compared to $25,806 for the year ended December 31, 2009.  As more fully discussed in Note 4 to the accompanying financial statements, we issued convertible promissory notes to several individuals or entities during the year ended December 31, 2010.  In each case, the notes have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes.  The fair value of this beneficial conversion feature is measured on the issue date of the notes.  Generally, a discount is recorded for this beneficial conversion feature and amortized over the life of the note as a non-cash charge to the statement of operations.  For the year ended December 31, 2010, we amortized $298,000 upon the conversion of notes issued under our $300,000 convertible promissory note offering, plus $101,319 related to the remaining convertible notes to unaffiliated entities.  As of December 31, 2010, there is $169,665 of recorded, but unamortized discount on the convertible notes to unaffiliated entities that will be amortized in the year ending December 31, 2011.

As discussed in Note 5 to the accompanying financial statements, the amortization of discount on other debt for the year ended December 31, 2009 related to the final amortization of discount for notes payable issued in 2008 to three individuals.

Liquidity and Capital Resources

During the year ended December 31, 2010, our principal sources of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes and proceeds from the issuance of common stock and warrants.  We received proceeds from a placement of convertible promissory notes in the aggregate amount of $298,000 through December 31, 2010, plus proceeds of an additional $85,000 from two separate unsecured convertible promissory notes.  Additionally, we received proceeds of $165,000 from the issuance of common stock and warrants.  At December 31, 2010, we have $53,421 in cash and $668 of receivables from an attorney’s trust account.  At December 31, 2010, we had a working capital deficit of $1,177,102 as compared to a deficit of $1,367,168 as of December 31, 2009.  In addition, we have a deficit in our total stockholders’ equity of $868,965 at December 31, 2010, compared to total stockholders’ deficit of $815,758 at December 31, 2009, an increase in the stockholders’ deficit of $53,207.

Our operations used net cash of $498,605 during the year ended December 31, 2010, compared to using $130,307 of net cash during the year ended December 31, 2009.   Net cash used in operating activities during the year ended December 31, 2010 consisted of our net loss of $4,145,685, which was offset by non-cash expenses of stock-based compensation of $2,439,707, changes in fair value of derivative liabilities of $240,309, amortization of discount on convertible notes of $399,319, depreciation expense of $664, and accretion of asset retirement obligations of $497, and further offset by non-cash changes in working capital of $575,392.

We had no investing activities during the years ended December 31, 2010 or 2009.

Financing activities provided $548,000 of net cash during the year ended December 31, 2010, as compared to $106,810 during the year ended December 31, 2009.  Cash flows from financing activities during the year ended December 31, 2010 relate to the receipt of proceeds from the placement of the unsecured convertible promissory notes in the aggregate amount of $383,000, plus proceeds of $165,000 from the issuance of common stock and warrants.

Additionally, on October 12, 2010, an unrelated third party acquired the rights of certain of our past-due accounts payable totaling $193,676.  We issued promissory notes to this third party in the amount of $193,676 to convert the outstanding accounts payable into promissory notes and then converted the promissory notes into convertible redeemable notes.  These notes are due October 12, 2012 and bear interest at 6% per annum commencing October 31, 2010.  Interest is payable on or before the due date of the notes and is payable in shares of our common stock, at our option.  The holder of the notes is entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of our common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock.

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

Pursuant to the Agreement, the new officers and directors undertook to effectuate the provisions of the Agreement that are related to a recapitalization of our company.  During the period since the change of control in March through December 31, 2010, the accomplishments of the new board of directors include, among other things, the following:

●
The placement of unsecured convertible promissory notes in the aggregate amount of $576,676 to provide us with working capital of $383,000 and the settlement of $193,676 of past-due accounts payable.  Of these convertible notes and related accrued interest, $231,306 has been converted into 4,518,059 shares of common stock and warrants to purchase 1,633,625 shares of common stock during the year ended December 31, 2010;

●
The payment of accrued interest on all outstanding notes payable through January 31, 2010 and obtain the extension of the due date of those notes to August 31, 2010, which notes are currently in default for overdue payment;

●	The settlement of our liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock;

●	The conversion of outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock;

●	The consummation of two reverse stock splits that resulted in a total of approximately 10 million shares of common stock outstanding at the date of the reverse stock splits; and

●	The sale of $165,000 of equity securities during the year ended December 31, 2010.

We entered into a consulting agreement with Undiscovered Equities on September 7, 2010.  Under the terms of the agreement, the consultant agreed to provide us with one or more financial and strategic business plans.  Thereafter, on September 27, 2010, we entered into an agreement with National Securities Corp. to provide investment banking and financial advisory services.  Services under these two agreements are being provided to us in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2010 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Stock-based Compensation

We calculate the fair value of all share-based payments to employees and non-employee directors, including grants of stock options and stock awards and amortize these fair values to share-based compensation in the statement of operations over the respective vesting periods of the underlying awards.  Share-based compensation related to stock options is computed  using the Black-Scholes option pricing model.  We estimate the fair value of stock option awards using assumptions about volatility, expected life of the awards, risk-free interest rate, and dividend yield rate. The expected volatility in this model is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury constant maturities rate for the expected life of the related options. The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.  We estimate the fair value of restricted stock awards based upon the closing market price of our common stock at the date of grant. We charge the fair value of non-restricted awards to share-based compensation upon grant.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.  The fair value of the equity instrument is charged directly to share-based compensation expense and credited to paid-in capital.

Convertible Debt and Derivative Accounting

For convertible debt that is issued with a beneficial conversion feature, we perform an allocation of the proceeds of the convertible note between the principal amount of the note and the fair value of the beneficial conversion feature.  The fair value of the beneficial conversion feature is recorded as a discount to the principal amount of the note, but not in excess of the principal amount of the note.  The discount is amortized over the period from the issuance date to the maturity date or the date of conversion, whichever occurs earlier, as a non-cash charge to the statement of operations.  Upon the issuance of the note, an assessment is made of the beneficial conversion feature to determine whether the beneficial conversion feature should be accounted for as equity or liability.  In the case of a variable conversion price, the feature is accounted for as a derivative liability and carried at fair value on the balance sheet.  The fair value of the derivative liability is remeasured each reporting period and the change in fair value to recorded in the statement of operations.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2010 and 2009, no allowance for doubtful accounts was deemed necessary.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk
Not required under Regulation S-K for “smaller reporting companies.”

Item 8.                  Financial Statements and Supplementary Data

Our financial statements are filed with and begin on page F-1 of this report.

Item 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 for the reasons indicated above. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Hansen, Barnett & Maxwell, P.C., our independent registered public accounting firm. Pursuant to the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

Item 9B.              Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2010 are set forth below:

Name	Age	Position
Charles F. Volk, Jr.	51	Chairman of the Board of Directors, Chief Executive Officer, Treasurer
James E. Burden	71	President, Secretary, Director
Clifford W. Henry	71	Director
Stephen Spalding	62	Chief Financial Officer

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Charles F. Volk, Jr.   Mr. Volk has been our Chief Executive Officer, Treasurer and Chairman of the Board of Directors since March 2010.  Mr. Volk has been the Chairman of Bermuda Segregated Funds, Ltd. an open end Mutual Fund in Bermuda since March 2008.  Mr. Volk has also served as the Chairman and President of Osage Energy Corporation from 2004 to September 2007, as the Managing Director of Cyril Petrochemical Corporation, as the Managing Director of Norman Capital, Inc. from 1992 to 1997, as President of Gold Circle Mines, Inc. from 1983 to 1991, and as General Partner of Oil & Gas Partnerships from 1981 to 1993.  In addition, Mr. Volk participated in the management and marketing of Esilux Corporation, an international marketer and distributor of specialized industrial safety systems.  Mr. Volk received his B.S. degree in Business Administration from the Menlo School of Business Administration in Menlo Park, CA in 1981.

James Burden, J.D.   Mr. Burden has been our President, Secretary and a Director since March 2010. Mr. Burden has forty years of experience in corporate finance, law practice, and business operations. After a lengthy legal career in which he functioned in both a legal and business capacity, in 2001, Mr. Burden ceased the practice of law and concentrated full efforts to business activities for his own account. He has co-founded, operated, and served as an officer, director or management committee member of a variety of companies, including a number of oil exploration companies. He was a principal and management committee member of Judgment Oil & Gas, Luling, TX, a production company with over 145 wells. He co-founded and was a managing general partner of AusTex Oil & Gas, Luling, TX, an oil exploration company, which was funded by Mr. Burden and two others with personal, not syndicated, funds.

Mr. Burden is President and the majority owner of Dorset Capital, LLC, a company that facilitates the formation and financing of companies both in the U.S. and in the United Kingdom. Mr. Burden was the co-founding director, stockholder and Chief Operations Officer of KineMed, Inc. from 2001 to 2005, and helped grow the company from a start-up to over 55 employees. Since August 2008, Mr. Burden has been back working with KineMed as Counsel and Assistant Secretary. Other U.S. companies co-founded and developed by Mr. Burden include Emiliem, Inc., where he has been a director and Chief Business Officer since November 2005 and Info4cars, Inc., which he co-founded and grew to annual revenues of $11 million before the company was sold. As an underwriting member of Lloyds of London, starting in the early 1980’s, Mr. Burden established U.K. business relationships and co-founded a number of U.K. companies and was a cofounding director of the Gloucestershire Innovation Centre, Ltd., in Cheltenham, England, and EuroGen Pharmaceuticals, Ltd., company affiliated with a NASDAQ-listed U.S. company. He remains active in U.K. business and currently acts as an advisor to a number of U.K. companies.

Mr. Burden received a B.S. degree from the School of Business Administration (Haas School of Business), University of California, Berkeley, and a J.D. degree from the University of California, Hastings College of Law. He did post- J.D. graduate work at the Graduate School of Law, University of Southern California and is an active member of the California State Bar.

Clifford W. Henry.  Mr. Henry has been a Director since March 2010.  Mr. Henry has over forty years of experience in all areas of finance and investments.  After spending a number of years in banking he became involved in the investing area as an outgrowth of his personal investments.

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

Mr. Henry has served as a consultant, advisor or member of the board for several companies.  Since June 2009, he has been a director of Array Connector Company, a private Miami, Florida, based manufacturer of application specific connectors for military and commercial companies.  He is a consultant to Spare Backup Company, a Palm Desert, California supplier of cloud computing based initiatives for backing up computing systems for individuals and small businesses.  He is a partner and advisor to Vietnam Partners, an investment partnership with numerous investments both public and private in Vietnam, Laos, and Cambodia.  Finally, Mr. Henry is also the President of the Board of Trustees of the Clay Art Center located in Port Chester, New York.

Stephen Spalding. Mr. Spalding, our Chief Financial Officer, since August of 2010, has over thirty years of experience in executive management, corporate governance, risk management, control, design, and development.  He has served as a partner in the following public accounting firms:

•	He recently served as a partner with the Greater Bay Area Business Advisory Services (BAS) of Grant Thornton, from October 2007 to January 2008. At Grant Thornton, Google was his main client.
•
He served as Regional Practice Partner with Deloitte and Touche’s Controls Technology Development & Implementation and Enterprise Risk Services Practices, from 1997 to 2001.  At Deloitte and Touche his key clients were Microsoft, Boeing and Safeway.

•
He also served as founding partner with KPMG’s Information Risk Management Practices and served as a partner in their Strategic Services & Enabling Technology practice, from 1985 to 1997.  At KPMG his major clients were Wells Fargo and VISA.

Mr. Spalding has supported early stage companies throughout his consulting career and in various roles including the following:

•	He served as a consulting CFO for Promia Inc., a private software engineering company, which supports the US Navy with network infrastructure protection products, from February 2008 to August 2010.
•	He served as CEO of Vigilant Privacy Corporation, where he led the company’s product transformation from a desktop offering to an enterprise solution; from July 2001 to August 2007.
•	He served on the Board of Directors of Telanetix, Inc. an early stage high definition video conferencing technology company from August 2008 to March 2009.
•	He currently supporting Verde Resources Inc. from June 2010 to present. Verde is an early stage, precious metal discovery and exploration company.
•	He is currently serving as a director of Cytta Corporation, since March 2010 to present. Cytta is an early stage network and medical device company.
•
He is a director of Spectral Capital Corporation, since October 2010 to present.  Spectral currently has controlling interest in a mineral property in the Chita Region of the Russian Federation.  Development and exploration activities are currently being planned.

Mr. Spalding received a B.S. degree in Finance and Management, Physics and Mathematics from the Eastern Illinois University and has an MBA form the University of Arizona.  Stephen has been an instructor (senior and graduate level) for fifteen years in the accounting department of San Francisco State University (SFSU).  Stephen is also frequent guest lecturer at Singapore Management University (SMU).

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our existing directors or executive officers have been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer.  A copy of the Code of Ethics is incorporated by reference as an exhibit.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Messrs. Volk and Burden have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Mr. Henry is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, except as disclosed below, we believe that with respect to the fiscal year ended December 31, 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements:

•
Form 3 reports were not filed by Messrs. Charles Volk, James Burden, Stephen Spalding or Clifford Henry upon their appointment as officers and directors as of March 17, 2010 (August 12, 2010 as to Mr. Spalding);

•	Form 4 reports were not filed by Messrs. Volk, James Burden or Henry upon their receipt of stock options on May 18, 2010; and
•	Form 4 reports were not filed by Messrs. Burden or Henry upon their receipt of stock on July 22, 2010.

Item 11.               Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers whose total annual salary and bonus exceeded $100,000 for fiscal years 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($) (5)		Bonus Paid or Accrued ($)		Stock Awards ($)			Option Awards ($) (6)		All Other Compensation ($) (9)		Total ($)
Charles Volk (1) Chairman, Chief Executive Officer, and Director	2010 2009	$ $	180,000 0	$ $	0 0	$ $	0 0		$ $	639,300 0	$ $	40,000 0	$ $	859,300 0
Robert Freiheit (2) Chief Executive Officer and Director	2010 2009	$ $	0 0	$ $	0 0	$ $	106,081 0	(8)	$ $	0 0	$ $	0 0	$ $	106,081 0
James Burden (3) President, Secretary, and Director	2010 2009	$ $	135,000 0	$ $	0 0	$ $	27,000 0	(7)	$ $	639,300 0	$ $	30,000 0	$ $	831,300 0
Stephen Spalding (4) Chief Financial Officer	2010 2009	$ $	69,677 0	$ $	0 0	$ $	0 0		$ $	293,900 0	$ $	0 0	$ $	363,577 0

(1)	Mr. Volk was appointed Chief Executive Officer on March 17, 2010.

(2)	Mr. Freiheit resigned as Chief Executive Officer on March 17, 2010.

(3)	Mr. Burden was appointed President on March 17, 2010.

(4)	Mr. Spalding was appointed Chief Financial Officer on August 12, 2010.

(5)
This column represents the aggregate amounts accrued under the named executive officer’s employment contract.  Of the amounts accrued for Mr. Volk, he received payment of $103,085.  The balance of Mr. Volk’s accrued compensation, plus all of Mr. Burden’s and Mr. Spalding’s accrued compensation is included in accrued liabilities in the accompanying balance sheet at December 31, 2010.

(6)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 10 and 11 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.  Under generally accepted accounting principles, compensation expense with respect to option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards.

(7)	This represents the aggregate award date estimated fair value of a stock award of 124,647 shares to Mr. Burden.

(8)
This represents the aggregate award date estimated fair value of a stock compensation award of 750,000 shares to Mr. Freiheit for his services in connection with the change of managerial control in March 2010.

(9)
Amounts included in this column for Mr. Volk and Mr. Burden represent reimbursements allowed by their employment contracts for sums and expenditures made and services provided prior to and in connection with the change of managerial control in March 2010.  The amount due to Mr. Volk has been paid and the amount due to Mr. Burden is included as a Payable to Officer in the accompanying balance sheet.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2010, about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2010 Stock Option Plan, which was approved by the Board of Directors and shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	13,000,000	$ 0.3046	7,000,000

Total	13,000,000	$ 0.3046	7,000,000

(1)	We established the 2010 Incentive Stock Option Plan, under which 20,000,000 shares of common stock were reserved for issuance upon the exercise of stock options.

Grants of Plan-Based Awards

The following table sets forth information regarding the number of stock options granted to named executive officers during fiscal 2010.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Charles F. Volk, Jr.	May 18, 2010 (1)	3,000,000	$0.24	$639,300

James E. Burden	May 18, 2010 (1)	3,000,000	$0.24	$639,300

Stephen Spalding	August 12, 2010	3,000,000	$0.38	$293,900

Clifford W. Henry	May 18, 2010 (1)	1,000,000	$0.24	$213,100

(1)	These options were subject to the approval of the shareholders of certain actions, which were received on June 29, 2010.

(2)
The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2010.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Charles F. Volk, Jr.	3,000,000	-	$0.24	5/17/2020

James E. Burden	3,000,000	-	$0.24	5/17/2020

Stephen Spalding	-	3,000,000	$0.38	5/17/2020

Clifford W. Henry	1,000,000	-	$0.24	5/17/2020

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Total ($)

Clifford W. Henry (1)	$18,000 (3)	$27,000 (4)	$213,100 (5)	$258,100

Thomas J. Manz (2)	$0	$70,721 (6)	--	$70,721

Total:	$18,000	$97,721	$213,100	$301,821

(1)	Mr. Henry was appointed a director on March 17, 2010.

(2)	Mr. Manz resigned as a director on March 17, 2010.

(3)
Pursuant to a Director Agreement with Mr. Henry, effective April 1, 2010,  which provides for annual compensation of $24,000 plus compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.

(4)	This amount represents the aggregate award date estimated fair value of a stock award of 124,647 shares to Mr. Henry.

(5)
This amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 10 and 11 of our financial statements in this Annual Report.

(6)
This represents the aggregate award date estimated fair value of a stock compensation award of 500,000 shares to Mr. Manz for his services in connection with the change of managerial control of the Company in March 2010.

Employment Agreements

Chief Executive Officer and President/Secretary

Effective April 1, 2010, we entered into employment agreements with two key employees, Mr. Volk and Mr. Burden.  These employment agreements have initial terms of April 1, 2010 through December 31, 2012, and renew automatically for one-year periods thereafter.  Aggregate annual base compensation under the two agreements is $420,000.

Additionally, the agreements provide for aggregate incentive compensation for the two officers equal to 1.75% of the gross transaction value of any acquisition of oil or gas assets or 1.75% of the gross transaction value of any sale or merger transaction, other than those acquisitions contemplated under the Change of Control Agreement executed in March 2010.  Furthermore, our compensation committee may adopt an incentive bonus plan for management based upon the occurrence of various other milestones.

Finally, the agreements provide for one-time payments aggregating $70,000 to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control in March 2010.

As additional compensation to these two officers, the agreements provide for us to recommend to the administrative committee that these employees be granted options to acquire 6 million shares of our common stock.  On May 18, 2010, our board of directors approved the grant of options to acquire a total of six million shares of common stock at an exercise price of $0.24 per share.  The options have a term of ten years and vested upon the grant date.  However, these options were subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

The employment agreements can be terminated at any time for cause and can be terminated by the employee with four months written notice.  We may terminate the agreement without cause upon six months written notice and upon the payment of a severance amount equal to one year’s base salary and the payment of any incentive compensation based on transactions that are under an agreement or signed letter of intent, subject to their closing within six months of the effective date of termination.  In the event of the death of the officer, we are obligated to pay the severance amount described above.

Chief Financial Officer

On August 12, 2010, we entered into an employment agreement with our newly appointed Chief Financial Officer Stephen Spalding.  This employment agreement is on a month-to-month basis and can be terminated by either party at will.  Annual base compensation under the agreement was $120,000 initially, but was subsequently amended to be $180,000, retroactive to August 12, 2010.

Additionally, the employment agreement provided for a grant of an option to acquire three million shares of our common stock at an exercise price of $0.38 per share.  The option expires on May 17, 2020.  The option to purchase one million shares of common stock vests at the end of six months of employment and the option to purchase the remaining two million shares vests monthly over the following 24 months.

Director Agreement

Effective April 1, 2010, we entered into a director agreement with an outside director, Mr. Henry.  The director agreement provides for annual compensation of $24,000.  Additionally, the agreement provides for additional compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.  The director agreement also provides for the grant of an option to acquire one million shares of our common stock.  On May 18, 2010, the board of directors approved the grant of the option to acquire one million shares of common stock at an exercise price of $0.24 per share.  The option has a term of ten years and vested upon the grant date.  However, this option was subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of March 25, 2011 by (i) any person or group known by us to own beneficially more than 5% of any class of voting securities, (ii) each director, (iii) each of our names executive officers and (iv) all executive officers and directors as a group.

Name and Address (1)	Number of Shares Beneficially Owned (2)		Percentage of Outstanding Shares (3)
5% Shareholders
Undiscovered Equities, Inc. (4) 101 Plaza Real South, Suite 212 Boca Raton, FL 33432	3,000,000		11.54%
Executive Officers and Directors
Charles F. Volk, Jr.	3,000,000	(5)	10.34%
James E. Burden	3,124,647	(5)	10.77%
Clifford W. Henry	1,124,647	(5)	4.17%
Stephen Spalding	1,250,000	(5)	4.59%

Officers and Directors as a group (4 individuals)	8,499,296	(5)	24.82%

(1)	The address for each of our officers and directors is 295 Highway 50, Suite 2, Lake Village Professional Building, Stateline, Nevada 89449
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 26,000,621 shares of common stock outstanding as of March 25, 2011.
(4)	Todd McKnight has voting and investment control over the securities held by this entity.
(5)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of March 25, 2011 or become exercisable within 60 days of that date: Charles F. Volk, Jr., 3,000,000 shares; James E. Burden, 3,000,000 shares; Clifford W. Henry, 1,000,000 shares; Stephen Spalding, 1,250,000 shares; and all officers and directors as a group, 8,250,000 shares.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

During the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

The board of directors has determined that (i) Messrs. Volk and Burden have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Mr. Henry is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Item 14.               Principal Accounting Fees and Services

	Fiscal year ended December 31,
	2010	2009
Audit fees	$37,998	$22,186
Audit-related fees	$—	$—
Tax fees	$3,469	$2,847
All other fees	$—	$—

Audit Fees

We were billed $37,998 for professional services rendered for the audit and reviews of our 2010 annual and interim financial statements.  We were billed $22,186 for professional services rendered for the audit and reviews of our 2009 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2009 and 2010, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2009 and 2010, we were billed $2,847 and $3,469 respectively, for professional services rendered for tax compliance.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the board of directors has, as of May 19, 2008, adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.  Prior to adoption of this approval policy, audit and non-audit services performed by the independent registered public accounting firm were preapproved primarily at the discretion of the principal executive officer at the time who was also the principal financial and accounting officer.

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

PART IV

Item 15.                                 Exhibits, Financial Statement Schedules.

Exhibit Number*	Title of Document	Location

3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.04	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Quarterly Report of Form 10-Q filed on August 23, 2010, SEC File No. 000-52590.
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Area of Mutual Interest and Lease Options (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Leases & Options (AMI-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.03	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated June 6, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.04	Farm-In Participation Agreement between Paxton Energy, Inc. and Maxim Resources, Inc. dated July 25, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.

10.05	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated July 28, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.06	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated November 20, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.07	Purchase Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated December 30, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.08	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.09	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.10	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.11	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.12	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.13	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Amendment of Exploration Agreement of March 1, 2006.	Incorporated by reference from our Quarterly Report on Form 10-Q filed August 19, 2008
10.14	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Election to Participate in 220 Acre Lease.	Incorporated by reference from our Quarterly Report on Form 10-Q filed August 19, 2008
10.15	Form of Secured Promissory Note, dated September 3, 2008, with related schedule of holders	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008
10.16	Form of Security Agreement, dated September 3, 2008, with related schedule of secured parties	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008

10.17	Assignment and Bill of Sale related to Sale of Working Interest in Cook No. 6 (21.75% working interest) effective September 1, 2008	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008
10.18	Agreement for Change of Control and Recapitalization of Paxton Energy, Inc., dated March 17, 2010 among Charles Volk, Paxton Energy, Inc., Robert Freiheit and Tom Manz	Incorporated by reference from our Annual Report on Form 10-K filed April 15, 2010.
10.19	Employment Agreement between the Company and Charles F. Volk, Jr.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.20	Employment Agreement between the Company and James E. Burden.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.21	Employment Agreement between the Company and Stephen Spalding.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.22	Board of Directors Agreement between the Company and Clifford Henry.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.23	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.24
Representative Stock Option Agreement with Charles F. Volk, Jr. for 3 million option shares, with James E. Burden for 3 million option shares, with Stephen Spalding for 3 million option shares, and with Clifford Henry for 1 million option shares.
Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.25	Form of $300,000 Unsecured Convertible Promissory Note.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.26	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.27	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.28	Agreement to Form LLC to Acquire Oil & Gas Leases, Wells, Working Interests and Equipment, effective as of January 4, 2011, by and between Paxton Energy, Inc. and Lighthouse Petroleum, Inc.	Filed herewith.

10.29	Asset Sale Agreement, dated as of March 28, 2011, by and between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Filed herewith.
14.1	Code of Ethics	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paxton Energy, Inc.

Date: April 1, 2011	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr. President and Chief Executive Officer
(principal executive officer)

Date: April 1, 2011	By:	/s/ STEPHEN SPALDING
Stephen Spalding Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CHARLES F. VOLK, JR.	Chairman of the Board of Directors and Chief Executive Officer	April 1, 2011
Charles F. Volk, Jr.
/s/ JAMES E. BURDEN	Director	April 1, 2011
James E. Burden
/s/ CLIFFORD W. HENRY	Director	April 1, 2011
Clifford W. Henry

PAXTON ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – December 31, 2010 and 2009	F-3

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2010	F-4

Statements of Stockholders’ Equity (Deficit) for the Period from June 30, 2004 (Date of Inception) through December 31, 2008 and for the Years Ended December 31, 2009 and 2010	F-5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2010	F-7

Notes to Financial Statements	F-8

Supplemental Information on Oil and Gas Producing Activities (Unaudited)	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Paxton Energy, Inc.

We have audited the accompanying balance sheets of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxton Energy, Inc. (an exploration-stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and during the years ended December 31, 2010 and 2009, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2010, the Company had a working capital deficiency of $1,177,102. The Company has accumulated a deficit of $12,237,724 from the date of inception through December 31, 2010. The Company is also in default on various notes payable and promissory notes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 1, 2011

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$53,421	$4,026
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	9,339	8,828
Total Current Assets	63,428	13,522

Property and Equipment, net of accumulated depreciation	341	1,005

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$651,655	$602,413

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$193,651	$259,068
Accrued liabilities	376,903	27,287
Payable to Bayshore Exploration L.L.C.	113,544	91,699
Payable to officer	30,000	-
Notes payable	225,000	225,000
Notes payable to related parties	105,000	105,000
Unsecured convertible promissory notes payable, net of discount	184,335	-
Accrued registration rights penalties and interest	12,097	672,636
Total Current Liabilities	1,240,530	1,380,690

Long-Term Liabilities
Long-term asset retirement obligation	36,714	36,217
Derivative liabilities	243,376	1,264
Total Long-Term Liabilities	280,090	37,481

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 20,343,263 and 3,266,672 shares issued and outstanding, respectively	20,343	3,267
Additional paid-in capital	11,348,416	7,264,206
Deficit accumulated during the exploration stage	(12,237,724)	(8,083,231)
Total Stockholders' Deficit	(868,965)	(815,758)

Total Liabilities and Stockholders' Deficit	$651,655	$602,413

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF OPERATIONS
			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2010	2009	December 31, 2010

Oil and gas revenues, net	$14,960	$17,581	$362,560

Costs and Operating Expenses
Lease operating expenses	10,220	17,565	143,468
Impairment loss on oil and gas properties	-	30,296	3,847,192
Accretion of asset retirement obligations	497	1,697	8,408
General and administrative expense	951,368	155,804	2,689,330
Share-based compensation	2,439,707	-	3,908,282
Total costs and operating expenses	3,401,792	205,362	10,596,680

Loss from operations	(3,386,832)	(187,781)	(10,234,120)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	(240,309)	(756)	(241,573)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(128,033)	(123,173)	(454,613)
Amortization of discount on convertible notes and other debt	(399,319)	(25,806)	(1,395,400)
Total other income (expense)	(767,661)	(149,735)	(2,003,604)

Net Loss	$(4,154,493)	$(337,516)	$(12,237,724)

Basic and Diluted Loss Per Common Share	$(0.46)	$(0.10)

Basic and Diluted Weighted-Average Common Shares Outstanding	8,941,245	3,266,672

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2008 and
For the Years Ended December 31, 2009 and 2010
					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder,
June 2004, $0.0722 per share	1,384,997	1,385	98,615	-	-	100,000

Issuance of shares for cash, June 2004,
$0.0722 per share	692,498	693	49,307	-	-	50,000

Issuance of shares for cash, June 2005, $2.5271 per
share, less offering costs of $14,188	61,288	61	140,632	-	-	140,693

Issuance of shares in connection with acquisition
of oil and gas property, June 2005, $5.4153 per share	70,219	70	380,180	-	-	380,250

Stock-based compensation for services during 2005,
$2.5271 per share	131,575	132	332,368	-	-	332,500

Issuance of shares to the chief executive officer
for 2005 compensation liability, January 2006,
$2.5271 per share	48,475	48	122,452	-	-	122,500

Issuance of beneficial conversion features and
shares in conjunction with the issuance of secured
convertible notes and other debt, February 2006	30,996	31	967,437	-	-	967,468

Conversion of secured convertible notes into
shares, April 2006, $2.5271 per share	363,662	364	918,636	-	-	919,000

Issuance of shares and 1,269,250 warrants for cash,
less offering and registration costs of $375,848 and
derivative liability of $1,467,704, April 2006,
$9.0255 per share	339,615	340	1,221,233	-	-	1,221,573

Issuance of shares in connection with acquisition
of oil and gas properties, March 2006, $15.1628 per
share	13,850	14	209,986	-	-	210,000

Issuance of shares in connection with acquisition
of oil and gas properties, June 2006, $16.9679 per
share	41,550	42	704,958	-	-	705,000

Stock-based compensation for services, March
2006, $19.8561 per share	3,462	3	68,747	-	-	68,750

Stock-based compensation for options granted,
July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration
payment arrangement from derivative liability,
October 1, 2006	-	-	1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting
method for registration payment arrangements,
October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Stock-based compensation for services, August
to November 2007, $3.3214 to $6.4984 per share	84,485	84	444,416	-	-	444,500

Common stock contributed to the Company by
Bayshore Exploration L.L.C., September 2008	(41,550)	(42)	(23,958)	-	-	(24,000)

Common stock contributed to the Company by
Chief Operating Officer, September 2008	(41,550)	(41)	41	-	-	-

Common stock issed in connection with the
issuance of notes payable, September 2008	83,100	83	38,627	-	-	38,710

Net loss	-	-	-	-	(6,678,912)	(6,678,912)

Balance - December 31, 2008, as previously reported	3,266,672	3,267	7,264,206	(1,066,295)	(6,678,912)	(477,734)

Continued

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2008 and
For the Years Ended December 31, 2009 and 2010
					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - December 31, 2008, as previously reported	3,266,672	3,267	7,264,206	(1,066,295)	(6,678,912)	(477,734)

Cumulative effect of reclassification of warrants	-	-	-	1,066,295	(1,066,803)	(508)

Balance - January 1, 2009, as adjusted	3,266,672	3,267	7,264,206	-	(7,745,715)	(478,242)

Net loss	-	-	-	-	(337,516)	(337,516)

Balance - December 31, 2009	3,266,672	3,267	7,264,206	-	(8,083,231)	(815,758)

Issuance of common stock in settlement of accrued
registration rights penalties and interest,
June 2010, $0.1203 per share	5,801,060	5,801	692,291	-	-	698,092

Issuance of common stock to directors,
June 2010, $0.2166 per share	249,296	249	53,751	-	-	54,000

Issuance of common stock in exchange for cancelation
of common stock options and warrants,
June 2010, $0.2166 per share	683,176	683	139,537	-	-	140,220

Issuance of common stock in satisfaction of payable
to former officers and consultant,
September 2010, $0.1414 per share	1,500,000	1,500	210,663	-	-	212,163

Issuance of common stock for services,
September 2010, $0.08 and $0.10 per share	3,225,000	3,225	316,775	-	-	320,000

Issuance of common stock and warrants for cash,
September 2010 to December 2010, $0.15 per unit	1,100,000	1,100	163,900	-	-	165,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
October 2010 to December 2010	4,518,059	4,518	282,873	-	-	287,391

Issuance of beneficial conversion features related to
unsecured convertible promissory notes payable,
April 2010 to December 2010	-	-	491,676	-	-	491,676

Share-based compensation from grant of common
stock options and issuance of common stock warrants
to officers, directors and consultants	-	-	1,732,744	-	-	1,732,744

Net loss	-	-	-	-	(4,154,493)	(4,154,493)

Balance - December 31, 2010	20,343,263	$20,343	$11,348,416	$-	$(12,237,724)	$(868,965)

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2010	2009	December 31, 2010

Cash Flows From Operating Activities
Net loss	$(4,154,493)	$(337,516)	$(12,237,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	-	30,296	3,847,192
Share-based compensation for services	2,439,707	-	3,908,282
Amortization of discount on convertible notes and other debt	399,319	25,806	1,395,400
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	497	1,697	8,408
Depreciation expense	664	1,423	4,822
Change in fair value of derivative liabilities	240,309	756	241,573
Changes in assets and liabilities:
Accounts receivable	-	4,076	16,818
Prepaid expenses and other current assets	(511)	1,582	(9,339)
Accounts payable and accrued liabilities	508,350	29,884	918,804
Payable to officer	30,000	-	30,000
Accrued registration rights penalties and interest	37,553	111,689	302,411
Net Cash Used In Operating Activities	(498,605)	(130,307)	(1,597,353)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	-	(1,916,515)
Purchase of property and equipment	-	-	(5,163)
Net Cash Used In Investing Activities	-	-	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	165,000	-	3,044,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorneys' trust accounts	383,000	76,810	1,237,332
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	30,000	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	548,000	106,810	3,572,452
Net Increase (Decrease) In Cash And Cash Equivalents	49,395	(23,497)	53,421
Cash and Cash Equivalents At Beginning Of Year	4,026	27,523	-
Cash and Cash Equivalents At End Of Year	$53,421	$4,026	$53,421

Supplemental Schedule of Noncash Investing and Financing Activities – Note 15

The accompanying notes are an integral part of these financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Paxton Energy, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  As described in more detail later in these notes to the financial statements, the new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through December 31, 2010, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  New management of the Company is currently evaluating existing oil and gas properties and also evaluating other expansion opportunities.  The Company is considered to be in the exploration stage due to the lack of significant revenues.  Bayshore is sufficiently capitalized such that it is not a variable interest entity.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $4,154,493 and $337,516 during the years ended December 31, 2010 and 2009, respectively, and used $498,605 and $130,307 of cash in its operating activities during the years ended December 31, 2010 and 2009, respectively.  Through December 31, 2010, the Company has accumulated a deficit during the exploration stage of $12,237,724.  At December 31, 2010, the Company has a working capital deficit of $1,177,102, including current liabilities of $1,240,530.  The current liabilities are principally composed of notes payable of $514,335, accounts payable and accrued liabilities of $570,554, and payables to Bayshore of $113,544.  The Company is also in default on various notes payable and promissory notes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  During the period since the change of control in March through December 31, 2010, the accomplishments of the new board of directors include, among other things, the following:

•	The placement of unsecured convertible promissory notes in the amount of $383,000 as of December 31, 2010 to provide working capital for the Company.

•	The payment of accrued interest on all outstanding notes payable through January 31, 2010 and obtained the extension of the due date of those notes to August 31, 2010.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

•	The settlement of its liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock.

•	The conversion of all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock.

•	The consummation of two reverse stock splits that resulted in a total of approximately 10 million post-consolidation shares of common stock outstanding at the date of the reverse stock splits.

•	The sale of $165,000 of equity securities as of December 31, 2010.

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

Property and Equipment – Property and equipment consist of office equipment.  Useful lives range from 3-5 years.  Depreciation is charged to operations on a straight-line basis.  Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Office equipment	$5,163	$5,163
Less accumulated depreciation	(4,822)	(4,158)

Property and equipment, net	$341	$1,005

Depreciation expense was $664 and $1,423 for the years ended December 31, 2010 and 2009, respectively.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, once proved reserves are determined to exist, on the unit-of-production method using estimates of proved reserves.  The Company has not yet obtained a reserve report because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties and the properties have had limited oil and gas exploration and production.  At December 31, 2010, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Until properties subject to amortization are identified, the amount of impairment is charged to operations.

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

The Company has performed evaluations of its oil and gas properties during the years ended December 31, 2010 and 2009.  As a result of these evaluations, management noted that estimated future cash flows associated with the producing wells were not sufficient to realize the capitalized costs relating to the leasehold interests at December 31, 2009.  The Company has also considered the current market conditions in the evaluation of the properties for impairment.  Based on these evaluations, the Company recognized an impairment loss on its oil and gas properties in the amount of $30,296 during the year ended December 31, 2009 (none during the year ended December 31, 2010).

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Normally, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  However, during the years ended December 31, 2010 and 2009, Bayshore has retained any such payments to offset the amounts owed by it from the Company.  Accounts receivable, if any, are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2010 and 2009, there are no accounts receivable, and accordingly, no allowance for doubtful accounts was necessary.

Stock-Based Compensation - The Company recognizes compensation expense for stock-based awards to employees expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.  The fair value of the equity instrument is charged directly to share-based compensation expense and credited to paid-in capital.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 15,933,625 shares of common stock, or the promissory notes convertible into approximately 6,957,019 shares of common stock and warrants to purchase 1,429,938 shares of common stock were included in the computation of diluted loss per share at December 31, 2010 and none of the warrants and options to acquire 683,176 shares of common stock were included in the computation of diluted loss per share at December 31, 2009.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas.  Substantially all oil and gas properties have been acquired through agreements with Bayshore Exploration L.L.C., which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All revenue through December 31, 2010 has been from the operator of the wells in production, which is Bayshore Exploration, L.L.C.

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

Recent Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (the FASB) issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosures requirements in the first quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Other than requiring additional disclosures for business combinations that the Company enters into in the future, the adoption of this guidance will not have a material impact on the Company’s financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In accordance with an amendment to the Exploration Agreement, the Company sold a 21.75% working interest in the Cooke No. 6 well effective September 1, 2008 for $164,993 and the proceeds were applied directly against the Company’s liability to Bayshore.  The proceeds from the sale of the working interest were applied to reduce the carrying value of oil and gas properties, and no gain or loss was recognized on the sale.  Additionally, from the proceeds of the issuance of notes payable, the Company paid Bayshore $75,000 against the Company’s liability to Bayshore and Bayshore delivered to the Company 300,000 shares of restricted common stock.

In December 2008, the Fiedler No. 1 well was sold for salvage and the Company’s portion of the proceeds ($16,406) was applied against its liability to Bayshore.

During the year ended December 31, 2009, costs totaling $30,296 were incurred in connection with the recompletion of the Cooke No. 3 well.  The costs were capitalized, but deemed impaired.

At December 31, 2010, four wells (Cooke No. 2, Cooke No. 3, Cooke No. 6, and Cartwright No. 3) were producing and two wells (Cooke No. 5 and Cartwright No. 1) are shut in awaiting further evaluation.

As described above, the Company has principally conducted its drilling operations in the Cooke Ranch prospect.  At December 31, 2010, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

At December 31, 2010 and 2009, oil and gas properties, net of impairment losses recognized, consist of the following:

	2010	2009

Leasehold interest costs	$505,663	$505,663
Exploration agreement cost	1,200	1,200
Geological and geophysical costs	81,023	81,023

	$587,886	$587,886

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2010 and 2009:

	2010	2009

Accrued salaries	$281,593	$-
Accrued payroll taxes	27,262	-
Accrued director fees	18,000	-
Accrued interest	47,548	24,787
Other accrued expenses	2,500	2,500

Total accrued liabilities	$376,903	$27,287

NOTE 4 – UNSECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, is due on December 31, 2010 if not converted into common stock earlier.  Originally, the principal amount of the notes, plus accrued interest, were to be automatically converted, in whole, into shares and warrants of the Company upon the completion of a $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  However, In October 2010, management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the $3,000,000 placement and prior to the automatic conversion process described in the notes.

The number of shares of common stock and warrants to be issued upon such conversion shall be equal to a discount of 66% of the price of the common stock and warrants in the $3,000,000 sales of common stock and warrants.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the $3,000,000 offering.  Proceeds from the offering have totaled $298,000 through December 31, 2010.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which have been converted into 3,267,247 shares of common stock and warrants to purchase 1,633,625 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.  The unconverted balance of these promissory notes is $140,000 at December 31, 2010.  The unconverted notes came due on December 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights associated with the notes.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A preliminary allocation of the proceeds of this offering was calculated, which allocated 100% of the proceeds to the beneficial conversion feature of the promissory notes.  Since the conversion of the notes was originally contingent upon future events, the discount to the notes was not going to be recorded until the future events had occurred.  However, when management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the $3,000,000 placement and prior to the automatic conversion process described in the notes, then the discount of $298,000 was recorded and amortized through December 31, 2010, the maturity date of the notes.

Convertible Promissory Notes to an Unaffiliated Entity

On April 28, 2010, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $50,000.  On December 20, 2010, the Company issued a second unsecured convertible promissory note to this entity.  Proceeds from this second convertible promissory note were $35,000.  The convertible promissory notes bear interest at 8% per annum.  The original promissory note is due January 28, 2011 and the second promissory note is due September 22, 2011.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  In December 2010, the Company received notice of conversion of notes totaling $21,000, which have been converted into 377,290 shares of common stock, or a weighted-average conversion price of $0.05566 per share.

This variable conversion feature constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at its fair value.  The fair value of the beneficial conversion feature was estimated at $42,308 for the original note and at $35,000 for the second note, which were recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $41,204 for the year ended December 31, 2010.  The carrying amount of the convertible promissory notes is $27,896 at December 31, 2010, representing their unconverted face amount of $64,000 less the unamortized discount of $36,104.  The unconverted portion of the first promissory note in the amount of $29,000 came due on January 28, 2011 and has not been paid.  Both the non-payment of interest and the Company’s failure to repay the note when it matured constitute events of default under the note.  Upon the occurrence of an event of default, the noteholder has the right to exercise its rights associated with the note.

Convertible Promissory Notes Issued in Exchange for Accounts Payable

On October 12, 2010, an unrelated third party acquired the rights to certain of the Company’s past-due accounts payable totaling $193,676.  That entity and the Company then agreed to convert the past-due accounts payable into Convertible Redeemable Notes Payable with an aggregate principal amount of $193,676.  These notes are due October 12, 2012 and bear interest at 6%.  Interest is payable on or before the due date of the notes and is payable in shares of the Company’s common stock.  The holder of the notes is entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of the Company’s common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The fair value of the beneficial conversion feature was estimated at $193,676 for these convertible promissory notes, which was recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $60,114 for the year ended December 31, 2010.  The carrying amount of the convertible promissory notes is $16,439 at December 31, 2010, representing their unconverted face amount of $150,000 less the unamortized discount of $133,561.

A summary of unsecured convertible promissory notes at December 31, 2010 is as follows:
	Unpaid Principal	Unamortized Discount	Carrying Value

$300,000 Convertible Note Offering	$140,000	$-	$140,000
Convertible Notes to an Unaffiliated Entity	64,000	36,104	27,896
Convertible Notes Issued for Accounts Payable	150,000	133,561	16,439

	$354,000	$169,665	$184,335

NOTE 5 – NOTES PAYABLE

On September 3, 2008, the Company issued $200,000 of secured promissory notes and 600,000 shares of common stock to three individuals. All of these noteholders are unaffiliated with the Company.  The proceeds were allocated to the promissory notes and to the common stock issued based on their relative fair values. The resulting allocation was $161,290 to the promissory notes and $38,710 to the common stock. The allocation resulted in a $38,710 discount to the promissory notes, which was amortized as a non-cash charge to interest expense over the term of the promissory notes, including amortization of $25,806 during the year ended December 31, 2009. On September 3, 2008, the Company also issued a $25,000 secured promissory note to a shareholder and consultant to the Company and issued $75,000 of secured promissory notes to two individuals who are relatives of the Company’s Chief Executive Officer at that time. All of the promissory notes bear interest at 12% per annum, payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 –  REGISTRATION RIGHTS AGREEMENT

In April 2006, the Company issued common stock and warrants for cash.  In connection with the offering, the Company entered into a registration rights agreement that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month based on the proceeds of the offering, plus interest.  The Company had previously offered to settle its liability for accrued registration rights penalties and interest in exchange for common stock at an exchange rate of approximately $0.12 per share contingent upon certain conditions, including the 1-for-3 reverse stock split.  All of the creditors, except one, accepted the Company’s offer.  All of the required conditions were met on June 29, 2010 and the exchange of 5,801,060 shares of common stock in settlement of $698,092 of the accrued registration rights penalties and interest was deemed to have occurred as of that date.  The exchange settled all except $11,814 of accrued registration rights penalties and interest.  Common stock issued in exchange for the settlement was valued at the amount of the contractual liability to the creditors, which was more readily determinable than the value of the common stock.  As of December 31, 2009, the total recorded liability for the accrued registration rights penalties and interest was $672,636, which included accrued interest of $212,867.  As of December 31, 2010, the total remaining recorded liability, after the issuance of common stock to settle the substantial majority of the accrued registration rights penalties and interest, was $12,097.

NOTE 7 – ASSET RETIRMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The long-term asset retirement obligation represents the fair value of the obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 13.5%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using the same method as used for oil and gas properties. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2010 and 2009, the Company recognized $497 and $1,697, respectively, of accretion expense under this interest method.

The reconciliation of the asset retirement obligation for the years ended December 31, 2010 and 2009 is as follows:

Balance at December 31, 2008	$34,520
Liabilities incurred	-
Accretion expense	1,697

Balance at December 31, 2009	36,217
Liabilities incurred	-
Accretion expense	497

Balance at December 31, 2010	$36,714

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 – DERIVATIVE LIABILITIES

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the accounting standards related to derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting these provisions, warrants to purchase common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  These warrants had full ratchet antidilution provisions which provided for the reset of the exercise price of the warrants if, among other things, the Company sold common stock or granted options to purchase common stock at a price per share less than the exercise price of the warrants.  These reset provisions resulted in derivative treatment under the new accounting standards.  As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  On January 1, 2009, the Company recorded, as a cumulative effect adjustment, $508 to deficit accumulated during the exploration stage to recognize the fair value of such warrants on such date and reclassified the effects of prior accounting for the warrants in the amount of $1,066,295 from retained earnings (deficit) to deficit accumulated during the exploration stage. The fair value of these common stock purchase warrants increased to $1,264 as of December 31, 2009.  These warrants were canceled in June 2010 with the issuance of common stock as further discussed in Note 9 to these financial statements.   The Company recognized a loss from the change in fair value of these warrants of $18,156 and $756 for the years ended December 31, 2010 and 2009, respectively.

These common stock purchase warrants were initially issued in connection with the Company’s April 2006 issuance of common stock. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 29, 2010	December 31, 2009	January 1, 2009

Risk free interest rate	0.27%	0.68%	0.84%
Expected life	0.8 Years	1.3 Years	2.3 Years
Dividend yield	-	-	-
Volatility	370%	306%	140%

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Beneficial Conversion Feature

As described above in Note 4 to these financial statements, the Company issued unsecured convertible promissory notes to an unaffiliated entity during the year ended December 31, 2010 which contain beneficial conversion features which are treated as an embedded derivative under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion features based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the closing price of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion features was estimated to be $243,376 as of December 31, 2010.  The Company recognized a loss from the change in fair value of these beneficial conversion features of $222,153 for the year ended December 31, 2010.

NOTE 9 – COMMON STOCK

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

Reverse Stock Splits

On June 29, 2010, the shareholders of the Company approved a 1-for-3 reverse common stock split and a second reverse stock split of approximately 1 share for 2.4 shares of common stock.  These two reverse stock splits have been completed during July and August of 2010.  All references in these financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to these reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

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

Issuance of Common Stock in Exchange for Cancelation of Common Stock Options and Warrants

As part of the reorganization, the Company agreed to issue 683,176 shares of common stock following the initial reverse stock split in exchange for the cancelation of all common stock options and warrants previously outstanding.  The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at $147,983, based on the closing price of approximately $0.22 per share on June 29, 2010, and the value of the warrants (derivative liability of $19,420 at date of cancelation) and options ($7,763 at date of cancelation) were valued using the Black-Scholes pricing model.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 29, 2010.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Issuance of Common Stock in Satisfaction of Payable to Former Officers and Consultant

As part of the reorganization, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to a consultant as compensation for services in connection with the change of managerial control of the Company.  The former management and consultant completed all that was required of them under this arrangement during March, 2010.  Accordingly, the Company has recognized this obligation to these individuals and the associated compensation during March, 2010 by recording $212,163 of share-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.  The estimated value of the shares was based on the closing price of the common stock on March 17, 2010, adjusted for the expected dilutive effects of various stock issuances that were required to occur prior to the issuance of the post-split shares.  In September, 2010, the Company issued 1,500,000 shares to the former management and consultant, the obligation was satisfied, and the amount of the recorded liability was assigned to the 1,500,000 shares of common stock with no further compensation recognized.

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

Issuance of Common Stock and Warrants for Cash

Commencing in September 2010, the Company sold 1,100,000 shares of common stock and warrants to purchase 550,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sales were $165,000, which were allocated $111,430 to the common stock and $53,570 to the warrants based on their relative fair values, estimated to be $0.01013 per share for the common stock and $0.0974 per share for the warrants as determined by the Black-Scholes pricing model.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – EMPLOYMENT AGREEMENTS AND DIRECTOR AGREEMENT

Employment Agreements

Chief Executive Officer and President/Secretary

Effective April 1, 2010, the Company entered into employment agreements with two key employees, its newly appointed Chief Executive Officer and its newly appointed President and Secretary.  These employment agreements have initial terms of April 1, 2010 through December 31, 2012, and renew automatically for one-year periods thereafter.  Aggregate annual base compensation under the two agreements is $420,000.  The Company has accrued $315,000 of compensation for the period from the effective date of the agreements through December 31, 2010, of which $211,916 is unpaid at December 31, 2010 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2010.

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

Finally, the agreements provide for one-time payments aggregating $70,000 to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.  This obligation has been recorded as of April 1, 2010 and is included in general and administrative expense.  The Company has reimbursed $40,000 of this amount, leaving a balance payable to one of these officers of $30,000 as of December 31, 2010.

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Chief Financial Officer

On August 12, 2010, the Company entered into an employment agreement with its newly appointed Chief Financial Officer.  This employment agreement is on a month-to-month basis and can be terminated by either party at will.  Annual base compensation under the agreement was $120,000 initially, but was subsequently amended to be $180,000, retroactive to August 12, 2010.  The Company has accrued $69,677 of compensation for the period from August 12, 2010 through December 31, 2010, all of which is unpaid at December 31, 2010 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2010.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A summary of the status of stock option and compensation-based warrants at December 31, 2010 and 2009, and changes during the years then ended, is presented in the following table:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2008	155,809	$7.22	2.4 years	$-
Granted or issued	-	-

Outstanding at December 31, 2009	155,809	7.22	1.4 years	$-
Granted or issued	13,750,000	0.30
Canceled in exchange for stock	(155,809)	7.22

Outstanding at December 31, 2010	13,750,000	0.30	8.9 years	$377,500

Exercisable at December 31, 2010	7,750,000	$0.23	8.5 years	$377,500

As further explained in Note 10 to these financial statements, during the year ended December 31, 2010, the Company granted options to acquire 10,000,000 shares of common stock.  Additionally, on August 12, 2010, the Company granted options to acquire an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.38 per share to two consultants.  Of these options to purchase 3 million shares, one third (1 million shares) of the options vests at the end of six months of service and the remaining two thirds (2 million shares) vest monthly over the following 24 months.  These options expire on May 17, 2020.  And, on August 25, 2010, the Company issued compensation-based warrants to acquire 750,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a consulting company.  These warrants vested immediately and expire on August 24, 2011.  There were no stock options or compensation-based warrants granted or issued during the year ended December 31, 2009.  The fair value of stock options and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options and compensation-based warrants granted or issued during the year ended December 31, 2010 was $0.1535 per share.  The weighted-average assumptions used for the stock options and compensation-based warrants granted or issued during the year ended December 31, 2010 were risk-free interest rate of 1.69%, volatility of 212%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options and compensation-based warrants is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options or compensation-based warrants. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options or warrants.

For the year ended December 31, 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $1,732,744 (none for the year ended December 31, 2009).  As of December 31, 2010, there was approximately $378,000 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 1.9 years.  The intrinsic values at December 31, 2010 are based on a closing price of $0.28.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Other Stock Warrants

A summary of the status of other stock warrants at December 31, 2010 and 2009, and changes during the years then ended, is presented in the following table:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2008	527,367	$7.22	2.3 years	$-
Issued	-	-

Outstanding at December 31, 2009	527,367	7.22	1.3 years	$-
Issued	2,183,625	0.45
Canceled in exchange for stock	(527,367)	7.22

Outstanding at December 31, 2010	2,183,625	0.45	2.7 years	$-

NOTE 12 – FAIR VALUE MEASUREMENTS

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of beneficial conversion feature	$-	$243,376	$-	$243,376

Liabilities measured at fair value on a recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of warrants	$-	$1,246	$-	$1,246

As further described in Note 8, the fair value of the beneficial conversion feature is measured using the intrinsic value method, equal to the excess of the market price of the stock over the conversion price, multiplied by the number of shares to be received upon conversion, and the fair value of warrants was determined using the Black-Scholes option pricing model.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Assets measured at fair value on a non-recurring basis at December 31, 2009 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Oil and gas properties	$-	$-	$587,886	$587,886

At various dates through December 31, 2009, the Company determined that capitalized costs for wells drilled were in excess of the present value of estimated future cash flows from those wells.  As a result, the Company has recognized impairment on wells drilled, reducing their carrying value to zero at December 31, 2010 and at December 31, 2009.  Other oil and gas properties, including leasehold interest costs, exploration agreement costs, and geological and geophysical costs, are carried at the lower cost or fair market value.  At December 31, 2008, management reduced their carrying value to $587,886, which continues to reflect management’s judgment of the current fair value of leases for similar properties at both December 31, 2010 and at December 31, 2009.

NOTE 13 – TRANSACTIONS WITH BAYSHORE EXPLORATION L.L.C.

In connection with the acquisition of oil and gas properties and the rendering of services to the Company during the years ended December 31, 2006 and 2005, common stock was issued to Bayshore Exploration L.L.C. (Bayshore) or its owners, who are now shareholders of the Company.  The Company is engaged as a joint interest owner with Bayshore in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Commencing August 2007, Bayshore became the operator on the completed wells.  For the year ended December 31, 2009, Bayshore was entitled to receive cash payments of $30,296 for the recompletion of the Cooke #3 well (none in 2010).  During the years ended December 31, 2010 and 2009, Bayshore  has retained the proceeds from oil and gas production, less lease operating and other expenses, and applied the net amounts to the Company’s liability.  At December 31, 2010 and 2009, the Company has a liability to Bayshore in the amount of $113,544 and $91,699, respectively, for unpaid costs in connection with the acquisition, development, and operation of oil and gas properties.

NOTE 14 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2010 and 2009:

	2010	2009

Operating loss carry forwards	$2,136,080	$1,686,695
Oil and gas properties	543,211	544,046
Accrued compensation	106,455	-
Stock-based compensation	46,345	177,761
Property and equipment	258	758
Valuation allowance	(2,832,349)	(2,409,260)

Net Deferred Tax Asset	$-	$-

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The valuation allowance increased by $423,089 for the year ended December 31, 2010.  The valuation allowance increased by $114,859 during the year ended December 31, 2009.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2010 and 2009:

	2010	2009

Income tax benefit at statutory rate	$(1,412,528)	$(114,755)
Share-based compensation	750,145	-
Amortization of discount on convertible debt and other notes	135,768	-
Change in fair value of derivative liabilities	82,135	-
Other non-deductible expenses and adjustments	21,391	(104)
Change in valuation allowance	423,089	114,859

Income Tax Expense	$-	$-

As of December 31, 2010, the Company has operating loss carryforwards of approximately $6,200,000.  The operating losses expire, if not used, from 2025 through 2030.  The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the state of Texas.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2007.  During the years ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, the Company had the following noncash investing and financing activities:

•	The Company issued 5,801,060 shares of common stock in exchange for the settlement of $698,092 of accrued registration rights penalties and interest.

•	The Company issued 3,267,247 shares of common stock as a result of the conversion of $158,000 of principal and $8,630 of accrued interest of 9% convertible promissory notes.

•	The Company issued 377,290 shares of common stock as a result of the conversion of $21,000 of principal of 8% convertible promissory notes with an unaffiliated entity.

•	The Company issued 6% convertible promissory notes to an unaffiliated entity in the amount of $193,676 in exchange for the settlement of certain past-due accounts payable.

•	The Company issued 873,522 shares of common stock as a result of the conversion of $43,676 of principal of 6% convertible promissory notes with an unaffiliated entity.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During the year ended December 31, 2009, the Company had the following noncash investing and financing activities:

•	Of the transactions with Bayshore during the year ended December 31, 2009, $30,296 was financed by Bayshore on open account.

The Company paid $28,093 and $14,750 for interest during the year ended December 31, 2010 and 2009, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Convertible Promissory Note to an Unaffiliated Entity

On February 7, 2011, the Company issued an unsecured convertible promissory note to the same unaffiliated entity that had previously loaned the Company $85,000, as described in Note 4 to these financial statements.  Proceeds from the convertible promissory note were $35,000.   The convertible promissory note bears interest at 8% per annum and is due on November 9, 2011.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.

Conversion of Promissory Notes

During February 2011, $29,000 of the unsecured convertible promissory notes with an unaffiliated entity, plus accrued interest of $2,000, were converted into 994,315 shares of common stock at a weighted-average conversion price of $0.0312 per share.

During the period subsequent to December 31, 2010, the remaining $150,000 of the unsecured convertible promissory note issued for accounts payable, plus accrued interest of $4,219, was converted into 3,084,386 shares of common stock at a conversion price of $0.05 per share.

During January 2011, $47,500 of the unsecured convertible promissory notes issued in connection with the Company’s $300,000 note offering, plus accrued interest of $2,412, was converted into 978,657 shares of common stock and warrants to purchase 489,329 shares of the Company’s common stock at an exercise price of $0.45 per share and that expire on August 31, 2013.

Issuance of Common Stock and Warrants for Cash

During March 2011, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sales were $90,000.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Lighthouse Agreement

Effective January 4, 2011, the Company entered into an Agreement to Form LLC to Acquire Oil & Gas Leases, Wells, Working Interests and Equipment (the “Lighthouse Agreement”) with Lighthouse Petroleum, Inc. (“Lighthouse”).  Pursuant to the terms of the Lighthouse Agreement, the Company would form a new limited liability company called PaxTex LLC (“PaxTex”), which will be jointly owned by the Company and Lighthouse.   At closing of the Lighthouse Agreement, the Company would contribute $350,000 in cash (the “Paxton Contribution”) for its interest in PaxTex and Lighthouse will contribute oil, gas and mineral leases, wells, contracts and contractual rights, equipment and other assets for its interest in PaxTex.

Initially, the Company would be the Manager of PaxTex and be entitled to 70% of the net profits.  Once the Company receives cash distributions equal to the Paxton Contribution plus 10% per annum, it would be entitled to 45% of the net profits going forward and Lighthouse will become the Manager of PaxTex.

The closing of the Lighthouse Agreement was subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

•	completion of audited and reviewed financial statements of Lighthouse;
•	establishment of PaxTex and agreement to the LLC operating agreement by Lighthouse and the Company;
•	satisfactory due diligence by us of Lighthouse;
•	receipt of a title opinion acceptable to us and an independent engineering report relating to the assets being contributed by Lighthouse; and
•	raising of funds by the Company to make the Paxton Contribution.

In the event the Lighthouse Agreement was not closed by January 31, 2011, either party had the right terminate the Lighthouse Agreement by providing written notice to the other party.  On February 7, 2011, the Company and Lighthouse elected to terminate the Lighthouse Agreement.

Montecito Agreement

On March 28, 2011, the Company entered into an Asset Sale Agreement (the “Montecito Agreement”) with Montecito Offshore, L.L.C. (“Montecito”).  Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases owned by Montecito, for $2,000,000 and 15 million shares of the Company’s common stock, of which $250,000 is required to be paid by April 4, 2011 and the remaining $1.750,000 and 15 million shares are due at closing, which is to occur within 60 days of the execution of the Montecito Agreement.  The closing of the Montecito Agreement is subject to the satisfaction of customary closing conditions:  In the event the Montecito Agreement is not closed by May 28, 2011, the Montecito Agreement shall automatically terminate without any action of the parties unless extended by mutual agreement.

PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2010	2009

Unproved oil and gas properties	$4,435,078	$4,435,078
Less impairment of oil and gas properties	(3,847,192)	(3,847,192)

Net Capitalized Costs	$587,886	$587,886

Costs Incurred in Oil and Gas Producing Activities
	For the year ended December 31,
	2010	2009

Acquisition of unproved properties	$-	$-
Exploration costs	-	30,296

Total costs and operating expenses	$-	$30,296

Results of Operations from Oil and Gas Producing Activities
	For the year ended December 31,
	2010	2009

Oil and gas revenues, net	$14,960	$17,581
Lease operating expenses	(10,220)	(17,565)
Accretion of asset retirement obligations	(497)	(1,697)
Impairment loss on oil and gas properties	-	(30,296)
General and administrative (exclusive of corporate overhead)	(104,274)	(1,961)

Results of operations before income taxes	(100,031)	(33,938)
Provision for income taxes	-	-

Results of Oil and Gas Producing Operations	$(100,031)	$(33,938)

Reserve Quantities Information and Standardized Measures of Discounted Future Cash Flows

The Company’s is still in the exploration stage and has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist.  Accordingly, the Company has not presented reserve quantities information or standardized measures of discounted future cash flows.