Form 10-Q
period 2011-03-31
PAXTON ENERGY INC
filed 2011-05-16
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 13, 2011, issuer had 41,200,621 outstanding shares of common stock, par value $0.001.

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed balance sheets as of March 31, 2011, and December 31, 2010 (the end of its most recently completed fiscal year); and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2011 and 2010, and for the period from June 30, 2004 (date of inception) through March 31, 2011; together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2010, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$1,536	$53,421
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	-	9,339
Total Current Assets	2,204	63,428

Property and Equipment, net of accumulated depreciation	238	341

Oil and gas properties, using full cost accounting	587,886	587,886

Total Assets	$590,328	$651,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$302,306	$193,651
Accrued liabilities	513,647	376,903
Payable to Bayshore Exploration L.L.C.	111,455	113,544
Payable to officer	15,000	30,000
Advance on financing	15,000	-
Notes payable	225,000	225,000
Notes payable to related parties	105,000	105,000
Unsecured convertible promissory notes payable, net of discount	111,926	184,335
Accrued registration rights penalties and interest	12,375	12,097
Total Current Liabilities	1,411,709	1,240,530

Long-Term Liabilities
Long-term asset retirement obligation	36,801	36,714
Derivative liabilities	237,432	243,376
Total Long-Term Liabilities	274,233	280,090

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 26,000,621 and 20,343,263 shares issued and outstanding, respectively	26,001	20,343
Additional paid-in capital	11,830,112	11,348,416
Deficit accumulated during the exploration stage	(12,951,727)	(12,237,724)
Total Stockholders' Deficit	(1,095,614)	(868,965)

Total Liabilities and Stockholders' Deficit	$590,328	$651,655

See Notes to Condensed Financial Statements

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2011	2010	March 31, 2011

Oil and gas revenues, net	$5,479	$3,136	$368,039

Costs and Operating Expenses
Lease operating expenses	3,390	1,731	146,858
Impairment loss on oil and gas properties	-	-	3,847,192
Accretion of asset retirement obligations	86	263	8,494
General and administrative expense	422,899	51,669	3,112,229
Share-based compensation	84,098	212,163	3,992,380
Total costs and operating expenses	510,473	265,826	11,107,153

Loss from operations	(504,994)	(262,690)	(10,739,114)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	(37,181)	(27,434)	(278,754)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(17,737)	(27,343)	(472,350)
Amortization of discount on convertible notes and other debt	(154,091)	-	(1,549,491)
Total other income (expense)	(209,009)	(54,777)	(2,212,613)

Net Loss	$(714,003)	$(317,467)	$(12,951,727)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.10)

Basic and Diluted Weighted-Average Common Shares Outstanding	24,049,261	3,266,672
See Notes to Condensed Financial Statements

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2011
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2010	20,343,263	$20,343	$11,348,416	$(12,237,724)	$(868,965)

Issuance of common stock and warrants for cash,
January 2011, $0.15 per unit	600,000	600	89,400	-	90,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
January 2011 to March 2011, $0.03 to $0.05 per share	5,057,358	5,058	308,198	-	313,256

Share-based compensation from grant of common
stock options to officer and consultants	-	-	84,098	-	84,098

Net loss	-	-	-	(714,003)	(714,003)

Balance - March 31, 2011	26,000,621	$26,001	$11,830,112	$(12,951,727)	$(1,095,614)

See Notes to Condensed Financial Statements

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2011	2010	3/31/2011

Cash Flows From Operating Activities
Net loss	$(714,003)	$(317,467)	$(12,951,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	84,098	212,163	3,992,380
Amortization of discount on convertible notes and other debt	154,091	-	1,549,491
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	86	263	8,494
Depreciation expense	103	166	4,925
Change in fair value of derivative liabilities	37,181	27,434	278,754
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	9,339	(671)	-
Accounts payable and accrued liabilities	251,942	(34,897)	1,170,746
Payable to officer	(15,000)	-	15,000
Accrued registration rights penalties and interest	278	17,005	302,689
Net Cash Used In Operating Activities	(191,885)	(96,004)	(1,789,238)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	-	-	(1,916,515)
Purchase of property and equipment	-	-	(5,163)
Net Cash Used In Investing Activities	-	-	(1,921,678)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	90,000	-	3,134,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorneys' trust accounts	35,000	93,094	1,272,332
Advance on financing	15,000	-	15,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	140,000	93,094	3,712,452
Net Increase (Decrease) In Cash And Cash Equivalents	(51,885)	(2,910)	1,536
Cash and Cash Equivalents At Beginning Of Period	53,421	4,026	-
Cash and Cash Equivalents At End Of Period	$1,536	$1,116	$1,536

Supplemental Cash Flow Information - Note J.

See Notes to Condensed Financial Statements

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  The Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through March 31, 2011, the Company has participated in drilling ten wells.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  New management of the Company is currently evaluating existing oil and gas properties and also evaluating other expansion opportunities. The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Financial Statements – The accompanying unaudited condensed financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, and for the period from June 30, 2004 (date of inception) through December 31, 2010, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010, and for the period from June 30, 2004 (date of inception), through March 31, 2011.  The results of operations for the three months ended March 31, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $714,003 for the three months ended March 31, 2011 and $4,154,493 for the year ended December 31, 2010.  The Company also used cash of $191,885 and $498,605 in its operating activities during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  Through March 31, 2011, the Company has accumulated a deficit during the exploration stage of $12,951,727.  At March 31, 2011, the Company has a working capital deficit of $1,409,505 including current liabilities of $1,411,709.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  During the period since the change of control in March 2010, the accomplishments of the new board of directors include, among other things, the following:

•	The placement of unsecured convertible promissory notes in the amount of $418,000 to provide working capital for the Company.

•	The settlement of its liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock.

•	The conversion of all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock.

•	The consummation of two reverse stock splits that resulted in a total of approximately 10 million post-consolidation shares of common stock outstanding at the date of the reverse stock splits.

•	The sale of $255,000 of equity securities as of March 31, 2011.

•	The sale of convertible debentures and warrants for gross proceeds of $2,133,250 subsequent to March 31, 2011.

•
The acquisition of a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  This acquisition closed subsequent to March 31, 2011.

•
An agreement of merger with Virgin Oil Company, Inc. and Virgin Offshore U.S.A., Inc., a wholly owned subsidiary of Virgin, entered into on April 29, 2011.  Pursuant to the terms of the agreement, at closing, the shareholders of Virgin will receive an aggregate of 70 million shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Virgin Oil.  The merger is subject to the satisfaction of certain conditions.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 16,722,954 shares of common stock, or the promissory notes convertible into approximately 4,290,096 shares of common stock and warrants to purchase 961,949 shares of common stock were included in the computation of diluted loss per share at March 31, 2011 and none of the warrants and options to acquire 683,176 shares of common stock were included in the computation of diluted loss per share at March 31, 2010.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Bayshore Exploration L.L.C., payable to officer, and advance on financing approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, notes payable to related parties, and unsecured convertible promissory notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note G to these condensed financial statements.

Recently Issued Accounting Statements – In October 2009, the Financial Accounting Standards Board (the FASB) issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard was effective for the Company beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Other than requiring additional disclosures for business combinations that the Company enters into in the future, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

(B)           Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Accrued salaries	$391,580	$281,593
Accrued payroll taxes	41,690	27,262
Accrued director fees	24,000	18,000
Accrued interest	53,877	47,548
Other accrued expenses	2,500	2,500

Total accrued liabilities	$513,647	$376,903

(C)           Unsecured convertible promissory notes payable

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, was due on December 31, 2010 if not converted into common stock earlier.  Originally, the principal amount of the notes, plus accrued interest, were to be automatically converted, in whole, into shares and warrants of the Company upon the completion of a $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  However, in October 2010, management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the $3,000,000 placement and prior to the automatic conversion process described in the notes.

The number of shares of common stock and warrants to be issued upon such conversion is equal to a discount of 66% of the price of the common stock and warrants in the $3,000,000 sales of common stock and warrants.  As such, the conversion price is $0.051 per share of common stock and warrant to purchase one half share of common stock.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the $3,000,000 offering.  Proceeds from the convertible note offering totaled $298,000.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which were converted into 3,267,247 shares of common stock and warrants to purchase 1,633,625 shares of common stock.  During the three months ended March 31, 2011, the Company received notice of conversion of notes totaling $47,500, plus accrued interest of $2,412, which were converted into 978,657 shares of common stock and warrants to purchase 489,329 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.  The unconverted balance of these promissory notes is $92,500 and $140,000 at March 31, 2011 and December 31, 2010, respectively.  The unconverted notes came due on December 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights associated with the notes.

Convertible Promissory Notes to an Unaffiliated Entity

On April 28, 2010, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $50,000.  On December 20, 2010, the Company issued a second unsecured convertible promissory note to this entity.  Proceeds from this second convertible promissory note were $35,000.  On February 7, 2011, the Company issued a third unsecured convertible promissory note to this entity.  Proceeds from this third convertible promissory note were also $35,000.  The convertible promissory notes bear interest at 8% per annum.  The original promissory note was due January 28, 2011.  The second and third promissory notes are due September 22, 2011 and November 9, 2011, respectively.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  In December 2010, the Company received notices of conversion of notes totaling $21,000, which were converted into 377,290 shares of common stock, or a weighted-average conversion price of $0.05566 per share.  During the three months ended March 31, 2011, the Company received notices of conversion of notes totaling $29,000 and accrued interest of $2,000, which were converted into 994,315 shares of common stock, or a weighted-average conversion price of $0.03118 per share.

This variable conversion feature constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at its fair value.  The fair value of the beneficial conversion feature was estimated at $42,308 for the original note and at $35,000 for the second and third notes, which were recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $20,530 for the three months ended March 31, 2011.  The carrying amount of the convertible promissory notes is $19,426 at March 31, 2011, representing their unconverted face amount of $70,000 less the unamortized discount of $50,574.  The carrying amount of the convertible promissory notes was $27,896 at December 31, 2010, representing their unconverted face amount of $64,000 less the unamortized discount of $36,104.

Convertible Promissory Notes Issued in Exchange for Accounts Payable

On October 12, 2010, an unrelated third party acquired the rights to certain of the Company’s past-due accounts payable totaling $193,676.  That entity and the Company then agreed to convert the past-due accounts payable into Convertible Redeemable Notes Payable with an aggregate principal amount of $193,676.  These notes were due October 12, 2012 and bore interest at 6%.  Interest was payable on or before the due date of the notes and was payable in shares of the Company’s common stock.  The holder of the notes was entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of the Company’s common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock. During the three months ended March 31, 2011, the remaining $150,000 of principal and $4,219 of accrued interest were converted into 3,084,386 shares of common stock.

The fair value of the beneficial conversion feature was originally estimated at $193,676 for these convertible promissory notes, which was recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts were amortized over the period from the issuance dates of the notes to the earlier of the maturity dates or the conversion dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $133,561 for the three months ended March 31, 2011.  The carrying amount of the convertible promissory notes was $16,439 at December 31, 2010, representing their unconverted face amount of $150,000 less the unamortized discount of $133,561.

A summary of unsecured convertible promissory notes at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011			December 31, 2010
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

$300,000 Convertible Note Offering	$92,500	$-	$92,500	$140,000	$-	$140,000
Convertible Notes to an Unaffiliated Entity	70,000	50,574	19,426	64,000	36,104	27,896
Convertible Notes Issued for Accounts Payable	-	-	-	150,000	133,561	16,439

	$162,500	$50,574	$111,926	$354,000	$169,665	$184,335

(D)           Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who are unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  In light of recent financing as discussed more fully in Note K to these condensed financial statements, the Company is currently working to resolve the default on these notes.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  In light of recent financing as discussed more fully in Note K to these condensed financial statements, the Company is currently working to resolve the default on these notes.  The Company can provide no assurance that it will obtain a resolution.

(E)           Common Stock

Issuance of Common Stock and Warrants for Cash

During the three months ended March 31, 2011, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

Issuance of Common Stock in Satisfaction of Payable to Former Officers and Consultant

In connection with the change of managerial control of the Company in March 2010, the new board of directors agreed to issue 1,250,000 post-split shares of the Company’s common stock to former management and 250,000 post-split shares to a consultant as compensation for services.  The former management and consultant completed all that was required of them under this arrangement during March, 2010.  Accordingly, the Company recognized this obligation to these individuals and the associated compensation during March, 2010 by recording $212,163 of share-based compensation representing the estimated value of 1,500,000 shares of post-split shares of the Company’s common stock.  The estimated value of the shares was based on the closing price of the common stock on March 17, 2010, adjusted for the expected dilutive effects of various stock issuances that were required to occur prior to the issuance of the post-split shares.  In September, 2010, the Company issued 1,500,000 shares to the former management and consultant, and the obligation was satisfied.

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

A summary of stock option and compensation-based warrant activity for the three-month period ended March 31, 2011 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	13,750,000	$0.30	8.9 years
Granted or issued	-	-

Outstanding at March 31, 2011	13,750,000	0.30	8.7 years	$-

Exercisable at March 31, 2011	9,916,664	$0.26	8.5 years	$-

There were no stock options granted or compensation-based warrants issued during the three months ended March 31, 2011 or 2010.  For the three-month period ended March 31, 2011, the Company reported compensation expense related to stock options and compensation-based warrants of $84,098 (none for the three-month period ended March 31, 2010).  As of March 31, 2011, there was approximately $294,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.9 years.  The intrinsic values at March 31, 2011 are based on a closing price of $0.13.

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended March 31, 2011 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	2,183,625	$0.45	2.7 years
Issued	789,329	0.45

Outstanding at March 31, 2011	2,972,954	0.45	2.4 years	$-

(G)           Derivative Liabilities

Beneficial Conversion Feature

As described above in Note C to these condensed financial statements, the Company issued unsecured convertible promissory notes to an unaffiliated entity which contains a beneficial conversion feature which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the note and the closing price of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $237,432 and $243,376 as of March 31, 2011 and December 31, 2010, respectively.  The Company recognized a loss from the change in fair value of this beneficial conversion feature of $37,181 for the three months ended March 31, 2011.

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives and reclassified the fair value of certain common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  The Company recognized a loss from the change in fair value of these warrants of $27,434 for the three months ended March 31, 2010.  These common stock purchase warrants did not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using the Black-Scholes option pricing model.

(H)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Fair value of beneficial conversion feature	$-	$237,432	$-	$237,432
Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:
	Level 1	Level 2	Level 3	Total

Fair value of beneficial conversion feature	$-	$243,376	$-	$243,376
As further described in Note G, the fair value of the beneficial conversion feature is measured using the intrinsic value method, equal to the excess of the market price of the stock over the conversion price, multiplied by the number of shares to be received upon conversion.

(I)           Related-Party and Other Transactions

Payable to Officer

In connection with their employment agreements, the Company agreed to provide for one-time payments aggregating $70,000 to reimburse two of the executive officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.   The Company has reimbursed part of this amount, leaving a balance payable to one of these officers of $15,000 and $30,000 as of March 31, 2011 and December 31, 2010, respectively.

Advance on Financing

To provide working capital to the Company, a prospective investor advanced the Company $15,000 on March 28, 2011.  This amount is to be repaid at the first closing of the bridge financing.  In the event such amount is not paid in such financing, the advance shall accrue interest at the rate of 10% per annum and be promptly repaid.

(J)           Supplemental Cash Flow Information

During the three months ended March 31, 2011, the Company had the following noncash investing and financing activities:

●	The Company issued 978,657 shares of common stock as a result of the conversion of $47,500 of principal of 9% convertible promissory notes and $2,412 of related accrued interest.

●
The Company issued 994,315 shares of common stock as a result of the conversion of $29,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $2,000 of related accrued interest.

●
The Company issued 3,084,386 shares of common stock as a result of the conversion of $150,000 of principal of 6% convertible promissory notes with an unaffiliated entity and $4,219 of related accrued interest.

There were no noncash investing and financing activities during the three months ended March 31, 2010.

The Company paid $0 and $28,093 for interest during the three months ended March 31, 2011 and 2010, respectively.

(K)           Subsequent Events

Sale of Secured Convertible Debentures

On May 5, 2011, the Company sold secured convertible debentures and warrants to certain investors for gross proceeds of $2,133,250 at a price of $30,000 per unit.  Each unit consists of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of common stock.  The debentures mature on May 5, 2012 and bear interest at 9% per annum and are convertible at a conversion price of $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event, as defined in the debenture agreement.  The debentures contain full ratchet anti-dilution protection.  Additionally, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The warrants are exercisable for a period of five years at an exercise price of $0.30 per share.

The Company paid its placement agent a cash payment of $305,990, which represented a 10% commission, a 2% non-accountable expense allowance, and a $50,000 retainer.  Additionally, the Company issued the placement agent warrants to acquire 1,422,167 shares of common stock.  These warrants have a term of five years and are exercisable at $0.30 per share.

The Company also entered into a Mineral Mortgage with the purchasers of the secured convertible debentures, granting them a first priority lien on all assets acquired from Montecito Offshore, L.L.C. pursuant to the Asset Sale Agreement.

Montecito Agreement

On May 6, 2011, the Company closed an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $2,000,000 and 15 million shares of the Company’s common stock.  Pursuant to an amendment of the Montecito Agreement, the payment terms were amended to $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.   The subordinated promissory note is due ninety days following the closing.

Virgin Oil Agreement

On April 29, 2011, the Company entered into an Agreement of Merger (the Agreement) with PaxAcq Inc. (PaxAcq), a newly created wholly owned subsidiary of the Company, with Virgin Oil Company, Inc. (Virgin), and with Virgin Offshore U.S.A., Inc., a wholly owned subsidiary of Virgin.  Pursuant to the terms of the Agreement, at closing, the shareholders of Virgin will receive an aggregate of 70 million shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Virgin and PaxAcq will merge with and into Virgin, so that Virgin will become a wholly-owned subsidiary of the Company.

The closing of the Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

●	Completion of audited and reviewed financial statements of Virgin;
●	Receipt of an updated independent engineering report acceptable to the Company relating to the assets of Virgin;
●	Raising of funds by the Company;
●	Settlement of claims by creditors of Virgin; and
●	Approval of the bankruptcy judge overseeing Virgin, as Virgin is currently a debtor-in-possession under a Chapter 11 proceeding.

In the event the Agreement has not been closed by December 31, 2011 or any condition to closing has not been completed by November 30, 2011, either party may terminate the Agreement by providing written notice to the other party.

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

Company Overview

Paxton Energy, Inc. (the “Company”, “we,” “us”) is a small oil and gas exploration and production company with a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas (“Cooke Ranch”), which are operated by Bayshore Exploration L.L.C. (“Bayshore”). We also have a leasehold working interest in certain oil and gas leases located in the shallow waters of the Gulf of Mexico offshore from Louisiana.  No drilling or production has commenced in this location as of yet, and the Company has the option of being the operator of the leasehold or engaging another party as operator.

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

Organization

Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of our company was transferred, a new board of directors was elected, and new officers were appointed.  These officers and directors managed us until March 17, 2010 when we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California.  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved (1) a 1-for-3 reverse common stock split, (2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, (3) the amendment of our certificate of incorporation to increase our authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and (4) the adoption of the 2010 Stock Option Plan.

Recent Developments

Montecito Agreement

On March 28, 2011, we entered into an Asset Sale Agreement (the “Montecito Agreement”) with Montecito Offshore, L.L.C. (“Montecito”).  Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell us a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases owned by Montecito, for $2,000,000 and 15,000,000 shares of our common stock, of which $250,000 was required to be paid by April 4, 2011 and the remaining $1,750,000 and 15 million shares were due at closing.

On April 7, 2011, we entered into a First Addendum to the Montecito Agreement (the “Amendment”).  Pursuant to the Amendment, the payment terms of the Montecito Agreement were amended to $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of our common stock, of which $20,000 was required to be paid by April 11, 2011 and the remaining $1,480,000 and 15 million shares were due at closing.  The subordinated promissory note is due ninety (90) days following the closing.

On May 6, 2011, we completed the acquisition of the assets contained in the Montecito Agreement, namely the leasehold working interest in certain oil and gas leases owned by Montecito. The oil and gas leases are located in the Vermillion 179 tract (“VM 179”), which is in the shallow waters of the Gulf of Mexico offshore from Louisiana, adjacent to Exxon's VM 164 #A9 well. The Company has obtained an independent reserve report relating to proven and probable reserves in the VM 179 area, which is approximately 547 acres in size.  No drilling or production has commenced as of yet, and the Company has the option of being the operator at VM 179 or engaging another party as operator.

Virgin Agreement

On April 29, 2011, we entered into an Agreement of Merger (the “Virgin Agreement”) with PaxAcq Inc., a wholly owned subsidiary of ours (“PaxAcq”), Virgin Oil Company, Inc. (“Virgin”), and Virgin Offshore U.S.A., Inc., a wholly owned subsidiary of Virgin.

  Pursuant to the terms of the Agreement, at closing, the shareholders of Virgin will receive an aggregate of 70 million shares of our common stock in exchange for all of the issued and outstanding shares of Virgin and PaxAcq will merge with and into Virgin, so that Virgin will become our wholly-owned subsidiary.

The closing of the Virgin Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

●	Completion of audited and reviewed financial statements of Virgin;

●	Receipt of an updated independent engineering report acceptable to the us relating to the assets of Virgin;

●	Raising of funds by us;

●	Settlement of claims by creditors of Virgin; and

●	Approval of the bankruptcy judge overseeing Virgin, as Virgin is currently a debtor-in-possession under a Chapter 11 proceeding.

In the event the Virgin Agreement has not been closed by December 31, 2011 or any condition to closing has not been completed by November 30, 2011, either party may terminate the Virgin Agreement by providing written notice to the other party.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Oil and Gas Revenues

Our oil and gas revenues were $5,479 for the three months ended March 31, 2011, compared to $3,136 for the three months ended March 31, 2010, representing an increase of $2,343 for the three-month period.  The increase in oil and gas revenue is principally related to small increases in revenue from our interests in two wells located on the Cooke Ranch, the Cooke #2 and Cooke #6 wells.  The level of oil and gas production through March 31, 2011 continues not to be significant, and accordingly we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $510,473 for the three months ended March 31, 2011, compared to $265,826 for the three months ended March 31, 2010, representing an increase of $244,647 for the three-month period.

Lease Operating Expenses

Lease operating expenses were $3,390 for the three months ended March 31, 2011, compared to $1,731 for the three months ended March 31, 2010, representing an increase of $1,659, for the three-month period.  The level of oil and gas production through March 31, 2011 was not significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations

Accretion of asset retirement obligations was $86 for the three months ended March 31, 2011, compared to $263 for the three months ended March 31, 2010, representing a decrease of $177 for the three-month period.  The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has now past.

General and Administrative Expense

General and administrative expense was $422,899 for the three months ended March 31, 2011, as compared to $51,669 for the three months ended March 31, 2010, representing an increase of $371,230 for the three-month period.  The increase in general and administrative expense during the three months ended March 31, 2011 is related primarily to (1) $164,427 for compensation and related payroll taxes accrued for the three officers of the Company under employment agreements in effect during the three months ended March 31, 2011, but not in effect during the three months ended March 31, 2010; and (2) increases for consulting, legal, accounting, and audit  services of $219,273 for the three months ended March 31, 2011 compared to the prior period.

Stock-Based Compensation

During the period since the reorganization, we have granted options to acquire common stock to our new executive officers.  Options to acquire 6,000,000 shares were granted to our Chief Financial Officer and to two consultants, and these options are vesting over a period of thirty months.  Share-based compensation is measured on the grant date and recognized over the vesting period.  For the three months ended March 31, 2011, we reported share-based compensation related to these stock options of $84,098.

During the three months ended March 31, 2010, the new board of directors agreed to issue 1,250,000 post-split shares of our common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, we recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of our common stock.

Although the net changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities

As more fully discussed in Notes C and G to the accompanying condensed financial statements, we issued unsecured convertible promissory notes to an unaffiliated entity in April 2010, December 2010, and in February 2011.  These notes contain a variable conversion price (beneficial conversion feature) which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  We have estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the notes and the closing price of our common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $237,432 and $243,376 as of March 31, 2011 and December 31, 2010, respectively.  We recognized a loss from the change in fair value of this beneficial conversion feature of $37,181 for the three months ended March 31, 2011.

Effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value.  These warrants were canceled in June 2010 with the issuance of common stock.  We recognized a loss from the change in fair value of these warrants of $27,434 for the three months ended March 31, 2010.

Interest Expense

We incurred interest expense of $17,737 for the three months ended March 31, 2011 compared to $27,343 for the three months ended March 31, 2010, a decrease of $9,606.  The decrease in interest expense principally relates to the fact that with the issuance of common stock in settlement of substantially all of the registration rights penalties, we are no longer accruing interest on the penalties that were settled.  However, this decrease is partially offset by interest that we are incurring in 2011 on convertible promissory notes that have been issued in the previous twelve months.

Amortization of discount on convertible notes and other debt

We have amortized $154,091 of discount on convertible notes for the three months ended March 31, 2011 compared to none for the three months ended March 31, 2010.  As more fully discussed in Note C to the accompanying condensed financial statements, we issued convertible promissory notes to several individuals or entities during the previous twelve months.  In each case, the notes have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes.  The fair value of this beneficial conversion feature is measured on the issue date of the notes.  Generally, a discount is recorded for this beneficial conversion feature and amortized over the life of the note as a non-cash charge to the statement of operations.  For the three months ended March 31, 2011, we amortized $154,091 related to the convertible notes to unaffiliated entities.  As of March 31, 2011, there is $50,574 of recorded, but unamortized discount on the convertible notes to unaffiliated entities that will be amortized in the year ending December 31, 2011.

Liquidity and Capital Resources

During the previous twelve months, our principal sources of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes and proceeds from the issuance of common stock and warrants.  We received proceeds from a placement of convertible promissory notes in the aggregate amount of $298,000, plus proceeds of an additional $120,000 from three separate unsecured convertible promissory notes.  Additionally, we received proceeds of $255,000 from the issuance of common stock and warrants.  At March 31, 2011, we have $1,536 in cash and $668 of receivables from an attorney’s trust account.  At March 31, 2011, we had a working capital deficit of $1,409,505 as compared to a deficit of $1,177,102 as of December 31, 2010.  In addition, we have a deficit in our total stockholders’ equity of $1,095,614 at March 31, 2011, compared to total stockholders’ deficit of $868,965 at December 31, 2010, an increase in the stockholders’ deficit of $226,649.

Our operations used net cash of $191,885 during the three months ended March 31, 2011, compared to using $96,004 of net cash during the three months ended March 31, 2010.   Net cash used in operating activities during the three months ended March 31, 2011 consisted of our net loss of $714,003, which was offset by non-cash expenses of stock-based compensation of $84,098, changes in fair value of derivative liabilities of $37,181, amortization of discount on convertible notes of $154,091, depreciation expense of $103, and accretion of asset retirement obligations of $86, and further offset by non-cash changes in working capital of $246,559.

We had no investing activities during the three months ended March 31, 2011 or 2010.

Financing activities provided $140,000 of net cash during the three months ended March 31, 2011, as compared to $93,094 during the three months ended March 31, 2010.  Cash flows from financing activities during the three months ended March 31, 2011 relate to the receipt of proceeds from the placement of an unsecured convertible promissory note in the amount of $35,000, proceeds of $90,000 from the issuance of common stock and warrants, and an advance of $15,000 to be repaid from the proceeds on an anticipated bridge financing.

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

May 5th Financing

On May 5, 2011 we sold to certain investors (“Purchasers”) units (“Units”) for aggregate cash gross proceeds of $2,133,250 at a price of $30,000 per Unit (the “Financing”). Each Unit consisted of (i) a $30,000 principal amount secured convertible debenture (the “Note”) and (ii) a warrant (“Warrant”) to purchase 200,000 shares of the Company’s common stock (“Common Stock”).

The Notes mature on May 5, 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share.  The Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Notes is payable quarterly in arrears in cash.  The Notes contain full ratchet anti-dilution protection.  In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision.  The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.

The Warrants are exercisable for a period of five years at an exercise price of $0.30 per share.  The Warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the Warrants. The shares of Common Stock issuable upon exercise of the Warrants are entitled to piggyback registration rights.

Pursuant to the Notes and Warrants, no holder may convert or exercise such holder’s Note or Warrant if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Pursuant to a Mineral Mortgage (the “Security Agreement”), between ourselves and the Purchasers, we granted the Purchasers a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2010 Financial Statements filed in our Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on April 1, 2011.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At March 31, 2011 and 2010, no allowance for doubtful accounts was deemed necessary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

c)
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

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, we sold 600,000 shares of common stock and issued warrants to purchase 300,000 shares of common stock for gross proceeds of $90,000.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.

During the quarter ended March 31, 2011, we issued 978,657 shares of common stock as a result of the conversion of $47,500 of principal of 9% convertible promissory notes and related accrued interest of $2,412.

During the quarter ended March 31, 2011, we issued 994,315 shares of common stock as a result of the conversion of $29,000 of principal of 8% convertible promissory notes and related accrued interest of $2,000.

During the quarter ended March 31, 2011, we issued 3,084,386 shares of common stock as a result of the conversion of $150,000 of principal of 8% convertible promissory notes and related accrued interest of $4,219.

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

PAXTON ENERGY, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Charles F. Volk, Jr.
Charles F. Volk, Jr. Chief Executive Officer (Principal Executive Officer)