Form 10-Q
period 2011-06-30
PAXTON ENERGY INC
filed 2011-08-15
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 11, 2011, issuer had 59,548,682 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed consolidated balance sheets as of June 30, 2011, and December 31, 2010 (the end of its most recently completed fiscal year) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and for the period from June 30, 2004 (date of inception) through June 30, 2011, unaudited condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2011, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and for the period from June 30, 2004 (date of inception) through June 30, 2011, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2010, included in its annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$4,031	$53,421
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	14,896	9,339
Total Current Assets	19,595	63,428

Property and Equipment, net of accumulated depreciation	2,392	341
Oil and gas properties, using full cost accounting	6,286,449	587,886
Deferred financing costs	432,112	-
Other assets	14,610	-

Total Assets	$6,755,158	$651,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$286,693	$193,651
Accrued liabilities	534,632	376,903
Payable to Bayshore Exploration L.L.C.	106,153	113,544
Payable to officer	-	30,000
Notes payable	345,000	330,000
Unsecured convertible promissory notes payable, net of discount	56,613	184,335
Subordinated note payable	500,000	-
Convertible debentures, net of discount	250,530	-
Accrued registration rights penalties and interest	12,655	12,097
Total Current Liabilities	2,092,276	1,240,530

Long-Term Liabilities
Long-term asset retirement obligation	36,887	36,714
Derivative liabilities	1,739,373	243,376
Total Long-Term Liabilities	1,776,260	280,090

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
58,907,556 and 20,343,263 shares issued and outstanding, respectively	58,908	20,343
Additional paid-in capital	18,751,174	11,348,416
Deficit accumulated during the exploration stage	(15,923,460)	(12,237,724)
Total Stockholders' Equity (Deficit)	2,886,622	(868,965)

Total Liabilities and Stockholders' Equity (Deficit)	$6,755,158	$651,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

Oil and gas revenues, net	$175	$2,983	$5,654	$6,119	$368,214

Costs and Operating Expenses
Lease operating expenses	(80)	2,729	3,310	4,460	146,778
Impairment loss on oil and gas properties	-	-	-	-	3,847,192
Accretion of asset retirement obligations	87	78	173	341	8,581
General and administrative expense	646,613	334,713	1,069,512	386,382	3,758,842
Share-based compensation	3,439,027	1,666,500	3,523,125	1,878,663	7,431,407
Total costs and operating expenses	4,085,647	2,004,020	4,596,120	2,269,846	15,192,800

Loss from operations	(4,085,472)	(2,001,037)	(4,590,466)	(2,263,727)	(14,824,586)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	1,349,520	(10,914)	1,312,339	(38,348)	1,070,766
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(54,785)	(37,122)	(72,522)	(64,465)	(527,135)
Amortization of deferred financing costs	(67,576)	-	(67,576)	-	(67,576)
Amortization of discount on convertible
debentures and notes and other debt	(113,420)	(9,692)	(267,511)	(9,692)	(1,662,911)
Total other income (expense)	1,113,739	(57,728)	904,730	(112,505)	(1,098,874)

Net Loss	$(2,971,733)	$(2,058,765)	$(3,685,736)	$(2,376,232)	$(15,923,460)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.62)	$(0.11)	$(0.72)

Basic and Diluted Weighted-Average
Common Shares Outstanding	40,436,426	3,340,667	32,288,112	3,303,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2011
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2010	20,343,263	$20,343	$11,348,416	$(12,237,724)	$(868,965)

Issuance of common stock and warrants for cash,
January 2011, $0.15 per unit	600,000	600	89,400	-	90,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
January 2011 to June 2011, $0.0292 to $0.0625
per share	7,014,293	7,015	430,621	-	437,636

Issuance of common stock in connection with the
Montecito Asset Sale Agreement	15,000,000	15,000	3,660,000	-	3,675,000

Issuance of common stock for legal services	200,000	200	49,800	-	50,000

Share-based compensation from grant of common
stock options and issuance of common stock warrants
to officers, directors and consultants	-	-	196,187	-	196,187

Share-based compensation from issuance of common
stock to officers	15,750,000	15,750	2,976,750	-	2,992,500

Net loss	-	-	-	(3,685,736)	(3,685,736)

Balance - June 30, 2011	58,907,556	$58,908	$18,751,174	$(15,923,460)	$2,886,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2011	2010	June 30, 2011

Cash Flows From Operating Activities
Net loss	$(3,685,736)	$(2,376,232)	$(15,923,460)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	3,573,125	1,878,663	7,481,407
Amortization of deferred financing costs and discount
on convertible debentures and notes and other debt	335,087	9,692	1,730,487
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	173	341	8,581
Depreciation expense	305	332	5,127
Change in fair value of derivative liabilities	(1,312,339)	38,348	(1,070,766)
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	(5,557)	1,041	(14,896)
Other assets	(14,610)	-	(14,610)
Accounts payable and accrued liabilities	259,523	151,778	1,178,327
Payable to officer	(30,000)	34,250	-
Accrued registration rights penalties and interest	558	37,033	302,969
Net Cash Used In Operating Activities	(879,471)	(224,754)	(2,476,824)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(1,523,563)	-	(3,440,078)
Purchase of property and equipment	(2,356)	-	(7,519)
Net Cash Used In Investing Activities	(1,525,919)	-	(3,447,597)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants,
net of registration and offering costs	90,000	-	3,134,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	90,000	229,745	1,327,332
Proceeds from issuance of convertible debentures	2,550,000	-	2,550,000
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	(374,000)	-	(374,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	2,356,000	229,745	5,928,452
Net Increase (Decrease) In Cash And Cash Equivalents	(49,390)	4,991	4,031
Cash and Cash Equivalents At Beginning Of Period	53,421	4,026	-
Cash and Cash Equivalents At End Of Period	$4,031	$9,017	$4,031

Supplemental Cash Flow Information—Note M.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  In connection with these properties in Texas, the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through June 30, 2011, the Company has participated in drilling ten wells in Texas.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  Current management of the Company is currently evaluating the oil and gas properties in Texas.  As further described in Note B, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Gulf of Mexico.  The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, and for the period from June 30, 2004 (date of inception) through December 31, 2010, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2011 and its consolidated results of operations for the three months ended June 30, 2011 and 2010, and its consolidated results of operations and cash flows for the six months ended June 30, 2011 and 2010 and for the period from June 30, 2004 (date of inception), through June 30, 2011.  The results of operations for the three months and the six months ended June 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $2,971,733 and $3,685,736 for the three months and the six months ended June 30, 2011 and $4,154,493 for the year ended December 31, 2010.  The Company also used cash of $879,471 and $498,605 in its operating activities during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  Through June 30, 2011, the Company has accumulated a deficit during the exploration stage of $15,923,460.  At June 30, 2011, the Company has a working capital deficit of $2,072,681 including current liabilities of $2,092,276.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  During the period since the change of control in March 2010, the accomplishments of the new board of directors include, among other things, the following:
•	The placement of unsecured convertible promissory notes in the amount of $458,000 to provide working capital for the Company.
•	The settlement of its liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock.
•	The conversion of all outstanding options and warrants to purchase 683,176 shares of common stock into 683,176 shares of common stock.
•	The consummation of two reverse stock splits that resulted in a total of approximately 10 million post-consolidation shares of common stock outstanding at the date of the reverse stock splits.
•	The sale of $255,000 of equity securities.
•	The sale of convertible debentures and warrants for gross proceeds of $2,550,000.
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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 43,170,427 shares of common stock, or the promissory notes and debentures convertible into 18,847,075 shares of common stock and warrants to purchase 106,138 shares of common stock were included in the computation of diluted loss per share at June 30, 2011.  None of the options to acquire 7,000,000 shares of common stock or promissory notes convertible into approximately 520,000 shares of common stock were included in the computation of diluted loss per share at June 30, 2010

Fair Values of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Bayshore Exploration L.L.C., and payable to officer approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, subordinated note payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note J to these condensed consolidated financial statements.

Recently Issued Accounting Statements – In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its consolidated financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on its consolidated financial position or results of operations.

(B)           Oil and Gas Acquisition Agreements

Montecito Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $0.245 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of June 30, 2011.

Virgin Oil Agreement

On April 29, 2011, the Company entered into an Agreement of Merger (the Agreement) with PaxAcq Inc. (PaxAcq), a newly-created wholly-owned subsidiary of the Company, with Virgin Oil Company, Inc. (Virgin), and with Virgin Offshore U.S.A., Inc., a wholly-owned subsidiary of Virgin.  Pursuant to the terms of the Agreement, at closing, the shareholders of Virgin would have received an aggregate of 70 million shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Virgin and PaxAcq would have merged with and into Virgin, so that Virgin would become a wholly-owned subsidiary of the Company.  However, effective June 29, 2011, the Agreement was deemed null and void as a result of the Company’s inability to raise a net of $5 million of equity within 60 days, as required under the terms of the Agreement.

(C)           Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Accrued salaries	$368,940	$281,593
Accrued payroll taxes	48,706	27,262
Accrued director fees	11,533	18,000
Accrued interest	102,953	47,548
Other accrued expenses	2,500	2,500

Total accrued liabilities	$534,632	$376,903

(D)           Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently negotiating with its secured lenders for an extension or other resolution.  The Company can provide no assurance that it will obtain an extension or other resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  The Company is currently negotiating with its lenders for an extension or other resolution.  The Company can provide no assurance that it will obtain an extension or other resolution.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five year at an exercise price of $0.30 per share.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  The total discount to the liability has been amortized during the quarter ended June 30, 2011.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note G.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance is accruing interest at the rate of 10% per annum and is to be promptly repaid.

A summary of notes payable at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010

2008 secured promissory notes to six individuals	$300,000	$300,000
2009 unsecured promissory notes to former officers	30,000	30,000
March 2011 advance	15,000	-

	$345,000	$330,000

(E)           Unsecured convertible promissory notes payable

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bear interest at 9% per annum.  The repayment of the notes, including accrued interest, was due on December 31, 2010 if not converted into common stock earlier.  Originally, the principal amount of the notes, plus accrued interest, were to be automatically converted, in whole, into shares and warrants of the Company upon the completion of a planned $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  However, in October 2010, management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the planned $3,000,000 placement and prior to the automatic conversion process described in the notes.

The number of shares of common stock and warrants to be issued upon such conversion is equal to a discount of 66% of the price of the common stock and warrants in the planned $3,000,000 placement of common stock and warrants.  As such, the conversion price is $0.051 per share of common stock and warrant to purchase one half share of common stock.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the planned $3,000,000 offering.  Proceeds from the convertible note offering totaled $298,000.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which were converted into 3,267,247 shares of common stock and warrants to purchase 1,633,625 shares of common stock.  During the six months ended June 30, 2011, the Company received notice of conversion of notes totaling $130,000, plus accrued interest of $9,923, which were converted into 2,743,592 shares of common stock and warrants to purchase 1,371,802 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.  The unconverted balance of these promissory notes is $10,000 and $140,000 at June 30, 2011 and December 31, 2010, respectively.  In July 2011, the remaining $10,000 note and unpaid accrued interest was converted into 213,049 shares of common stock and warrants to purchase 106,525 shares of common stock.

Convertible Promissory Notes to an Unaffiliated Entity

In April and December of 2010 and in February and April of 2011, the Company has issued unsecured convertible promissory notes to an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $160,000.  The convertible promissory notes bear interest at 8% per annum.  The and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  In December 2010, the Company received notices of conversion of notes totaling $21,000, which were converted into 377,290 shares of common stock, or a weighted-average conversion price of $0.05566 per share.  During the six months ended June 30, 2011, the Company received notices of conversion of notes totaling $41,000 and accrued interest of $2,000, which were converted into 1,186,315 shares of common stock, or a weighted-average conversion price of $0.03625 per share.

This variable conversion feature constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at its fair value.  The fair value of the beneficial conversion feature has been estimated at a total of $152,308 for the four notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $39,187 for the three months ended June 30, 2011 and $59,717 for the six months ended June 30, 2011.  The Company recognized interest expense from the amortization of the discount in the amount of $9,692 for the three and six months ended June 30, 2010.  The carrying amount of the convertible promissory notes is $46,613 at June 30, 2011, representing their unconverted face amount of $98,000 less the unamortized discount of $51,387.  The carrying amount of the convertible promissory notes was $27,896 at December 31, 2010, representing their unconverted face amount of $64,000 less the unamortized discount of $36,104.

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

A summary of unsecured convertible promissory notes at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011			December 31, 2010
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

$300,000 Convertible Note Offering	$10,000	$-	$10,000	$140,000	$-	$140,000
Convertible Notes to an Unaffiliated Entity	98,000	51,387	46,613	64,000	36,104	27,896
Convertible Notes Issued for Accounts Payable	-	-	-	150,000	133,561	16,439

	$108,000	$51,387	$56,613	$354,000	$169,665	$184,335
(F)           Subordinated Note Payable

As further described in Note B, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C.   Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but have been extended to August 15, 2011.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note G to these condensed consolidated financial statements. The Company is currently negotiating with Montecito to extend the maturity date of the note as it does not have the cash to repay the note at this time.  There can be no assurances that an extension will be granted on terms acceptable to the Company, if at all.

(G)           Convertible Debentures and related warrants
In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of the Company’s common stock.  The convertible debentures mature in May 2012 and bear interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.   The Company is in default under the convertible debentures because it has not made the interest payment that was due on July 1, 2011.  To date, such default has not been either cured or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

The debentures contain full ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.

In connection with this placement, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants are exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.

The total discount to the debentures of $2,367,194 is being amortized over the one year term of the debentures using the effective interest method.  During the period from the issuance of the debentures in May 2011 through June 30, 2011, the Company amortized discount of $67,724.  The carrying amount of the convertible debentures was $250,530 at June 30, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $2,299,470.

 In connection with this sale of convertible debentures and warrants, the Company 1) paid its placement agent a cash payment of $324,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent are exercisable at $0.30 per share, may be exercised on a cashless basis, and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  Total deferred financing costs recorded for the issuance of convertible debentures was $499,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  During the period from the issuance of the debentures in May 2011 through June 30, 2011, the Company amortized deferred financing costs of $67,576.

Pursuant to the debentures and warrants, no holder may convert or exercise such holder’s debenture or warrant if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Pursuant to a Mineral Mortgage between the Company and the purchasers of the debentures and warrants, the Company granted a first priority lien on all assets acquired from Montecito Offshore, L.L.C., as further discussed in Note B to these condensed consolidated financial statements.

(H)           Common Stock

Issuance of Common Stock to Officers

Effective June 3, 2011, the Board of Directors approved the issuance of 15,750,000 shares of common stock to two of the executive officers of the Company as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $0.19 per share, the closing price of the common stock on the date the issuance was authorized.

Issuance of Common Stock for Legal Services

On May 5, 2011, the Company issued 200,000 shares of common stock to a law firm as compensation for legal services rendered to the Company.  For accounting purposes, this issuance has been recorded at $50,000, or $0.25 per share, the closing price of the common stock on the date the issuance was made.

Issuance of Common Stock and Warrants for Cash

During the six months ended June 30, 2011, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

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

(I)           Stock Options and Warrants

Stock Options and Compensation-Based Warrants

On June 29, 2010, the stockholders of the Company approved the adoption of the 2010 Stock Option Plan.  Effective June 3, 2011, the Company amended and restated the 2010 Stock Option Plan and adopted the Paxton Energy, Inc. Amended and Restated 2010 Incentive Stock Option Plan.  The Amended Plan provides for the issuance of stock grants and granting of incentive and nonqualified stock options to employees and consultants of the Company.  Generally, options granted under the plan may not have a term in excess of ten years.  The Amended Plan reserves 35 million shares of the Company’s common stock for issuance there under.

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

A summary of stock option and compensation-based warrant activity for the six-month period ended June 30, 2011 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	13,750,000	$0.30	8.9 years
Granted or issued	8,250,000	0.20
Canceled	(1,500,000)	0.38

Outstanding at June 30, 2011	20,500,000	0.24	7.2 years	$-

Exercisable at June 30, 2011	10,444,506	$0.25	8.3 years	$-

During the six months ended June 30, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 1,250,000 shares of common stock at $0.30 per share.  Of these options, 416,733 vested immediately and 833,267 vest over periods of up to two years.  Additionally, during the six months ended June 30, 2011, options to acquire 3,500,000 shares of common stock were modified to reduce the exercise price from $0.38 to $0.30 per share and options to acquire 1,500,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.  During the six months ended June 30, 2010, the Company granted options to acquire 7,000,000 shares of common stock at $0.24 per share.  These options vested immediately.  The fair value of these stock options was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2011 was $0.1780 per share.  The weighted-average assumptions used for the options granted during the six months ended June 30, 2011 were risk-free interest rate of 1.58%, volatility of 234%, expected life of 5.1 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2010 was $0.2131 per share.  The weighted-average assumptions used for the options granted during the six months ended June 30, 2010 were risk-free interest rate of 1.78%, volatility of 215%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.   The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

In June 2011, the Company issued warrants to acquire 7 million shares of common stock to its placement agent under a consulting agreement, all of which have been earned upon issuance.  The warrants are exercisable at $0.18 per share and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.  There were no compensation-based warrants issued during the six months ended June 30, 2010.

For the three-month periods ended June 30, 2011 and 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $446,527 and $1,491,700.  For the six-month periods ended June 30, 2011 and 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $530,625 and $1,491,700.  As of June 30, 2011, there was approximately $315,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.6 years.  The intrinsic values at June 30, 2011 are based on a closing price of $0.14.

Other Stock Warrants

A summary of other stock warrant activity for the six-month period ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	2,183,625	$0.45	2.7 years	$-
Issued	20,486,802	0.31

Outstanding at June 30, 2011	22,670,427	0.33	4.4 years	$-

(J)           Derivative Liabilities

Convertible Debenures and Related Warrants

As described above in Notes E, G and I to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the convertible debentures and these warrants is subject to derivative liability treatment and is required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the conversion feature and of the warrants was $2,833,829.  The Company has determined the aggregate fair value of the conversion feature and the warrants was $1,617,929 at June 30, 2011, resulting in a gain on the change in the derivative liability of $1,215,900 for the three months and the six months ended June 30, 2011.

The Company estimated the fair value of the conversion feature and the warrants using the Lattice model. Accordingly, the fair value of the conversion feature and warrants as determined using the Lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 64% in year one to a high of 137% in year five. Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Beneficial Conversion Feature

As described above in Note E to these condensed consolidated financial statements, the Company issued unsecured convertible promissory notes to an unaffiliated entity which contains a beneficial conversion feature which is treated as an embedded derivative under generally accepted accounting principles and is required to be accounted for at fair value.  The Company has estimated the fair value of the beneficial conversion feature based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the notes and the closing price of the Company’s common stock on the date of the valuation.  The fair value of the beneficial conversion feature was estimated to be $121,444 and $243,376 as of June 30, 2011 and December 31, 2010, respectively.  The Company recognized a gain from the change in fair value of this beneficial conversion feature of $133,620 and $96,439 for the three months and six months ended June 30, 2011.  The Company recognized a loss from the change in fair value of this beneficial conversion feature of $20,192 for the three and six months ended June 30, 2010.

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives and reclassified the fair value of certain common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  The Company recognized a gain from the change in fair value of these warrants of $9,278 for the three months ended June 30, 2010 and recognized a loss from the change in fair value of these warrants of $18,156 for the six months ended June 30, 2010.

(K)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion
feature of debentures and
related warrants	$-	$1,617,929	$-	$1,617,929

Derivative liability - beneficial
conversion feature	$-	$121,444	$-	$121,444

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - beneficial
conversion feature	$-	$243,376	$-	$243,376
As further described in Note J, the fair value of the derivative liability for the conversion feature of the convertible debentures and related warrants is measured using the Lattice Model and as further described in Note E, the fair value of the beneficial conversion feature is measured using the intrinsic value method, equal to the excess of the market price of the stock over the conversion price, multiplied by the number of shares to be received upon conversion.

(L)           Related-Party and Other Transactions

Payable to Officer

In connection with their employment agreements, the Company agreed to provide for one-time payments aggregating $70,000 to reimburse two of the executive officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.   At December 31, 2010, the Company has reimbursed part of this amount, leaving a balance payable to one of these officers of $30,000.  The balance of this obligation to the officer has been paid as of June 30, 2011.

(M)           Supplemental Cash Flow Information

During the six months ended June 30, 2011, the Company had the following noncash investing and financing activities:

•	The Company issued 2,743,592 shares of common stock as a result of the conversion of $130,000 of principal of 9% convertible promissory notes and $9,923 of related accrued interest.

•
The Company issued 1,186,315 shares of common stock as a result of the conversion of $41,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $2,000 of related accrued interest.

•
The Company issued 3,084,386 shares of common stock as a result of the conversion of $150,000 of principal of 6% convertible promissory notes with an unaffiliated entity and $4,219 of related accrued interest.

•
The Company issued 15 million shares of common stock and a subordinated promissory note in the amount of $500,000 in connection with its acquisition of certain oil and gas leases from Montecito Offshore, L.L.C.

•
In connection with the sale of convertible debentures and warrants, the Company issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock.  These warrants had a fair value of $125,688, which was capitalized as deferred financing costs.

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

The Company paid $0 and $28,093 for interest during the six months ended June 30, 2011 and 2010, respectively.

(N)           Subsequent Events

Conversion of Promissory Notes to an Unaffiliated Entity

In December of 2010, the Company issued an unsecured convertible promissory note in the amount of $35,000 to an unaffiliated entity.  In July 2011, the Company received notices for the conversion of the remaining principal balance of this note in the amount of $23,000 and accrued interest of $1,400, which were converted into 428,077 shares of common stock.

Conversion of Promissory Note from $300,000 Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000.  In July 2011, the last remaining note in the principal amount of $10,000, plus unpaid accrued interest, was converted into 213,049 shares of common stock and warrants to purchase 106,525 shares of common stock.

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

Company Overview

Paxton Energy, Inc. is an oil and gas exploration and production company with assets in Texas and a recently acquired property in the Gulf of Mexico.  Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.  The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.  In April 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract.  VM 179 is adjacent to Exxon's VM 164 #A9 well.

We are seeking to make additional acquisitions that are currently producing oil in the United States as a way to increase our cash flow.  Other than as disclosed herein, we currently do not have any contracts or agreements to acquire additional companies and/or working interests in existing wells, and no assurances can be given that we will identify or acquire such additional acquisitions on terms acceptable to us, if at all.  Additional acquisitions will likely require the issuance of equity or debt securities, either directly or indirectly to raise funds for such acquisitions.

Organization

Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  On March 17, 2010, the Company entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the “Change of Control Agreement”).  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The Change of Control Agreement provides for the Company to issue 62,700,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000. In July 2011, the Company and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 10 million.

Recent Developments

Montecito Acquisition

On May 6, 2011, we acquired VM 179 pursuant to an Asset Sale Agreement (the “Montecito Agreement”) with Montecito Offshore, L.L.C. (“Montecito”), on March 28, 2011, as amended on April 7, 2011 and May 2, 2011.  Montecito is controlled by Robert Smith, who became our President in June 2011.  Pursuant to the terms of the Montecito Agreement, Montecito sold us a 70% leasehold working interest (Montecito retains the remaining 30% working interest), with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000 (the “Montecito Note”), and 15 million shares of common stock.   The Montecito Note is due on August 15, 2011, bears interest at a rate of 9% per annum, and its security interest is subordinated to the security interest of the Bridge Notes issued in the Financing (as defined below).  We are currently negotiating with Montecito to extend the maturity date of the Montecito Note as we do not have the cash to repay it at this time.  There can be no assurances that an extension will be granted on terms acceptable to us, if at all.  In the event that we are unable to obtain an extension, we will be in default under the Montecito Note, and Montecito can enforce its rights pursuant the security interest granted, subject to the rights of the holders of the Bridge Notes, who hold a senior security position.

Drilling is required on VM 179 to produce oil, and we will require approximately $2,800,000 in dry hole costs, which represents our 70% working interest costs of drilling.  In the event that Montecito does not pay their 30% of expenses in connection with drilling wells, they will forfeit their working interest in the well to us.  If that occurs, we will either need to pay all the expenses in connection with the well or sell a portion of our working interest to another partner.  We are seeking $15,000,000 to provide the necessary capital to complete the VM 179 well, establish connections to the feeder line, and provide additional operating capital.  We have received interest from at least one lender for a credit facility for $10,000,000, however, no contracts or agreements have been executed and we can provide no assurances that this, or any lender, will provide us with the additional funds we seek on terms acceptable to us, if at all.  Drilling of wells is expected to occur within 90 days after receipt of sufficient funds to commence the drilling program.

We have the right to participate in the VM 179 lease for 70% working interest and direct the operations. We intend to utilize a local operator with extensive Gulf of Mexico offshore drilling experience to drill VM 179.  We have already identified three operators that have done work in the Vermilion area and have experience with the formation.  We are soliciting bids and drilling plans for our review from these operators.   Permits to drill VM 179 for our wholly owned subsidiary, PaxAcq Inc., a Louisiana corporation (“PaxAcq”), are expected to be filed shortly and should take approximately one month to be approved.

Private Placement Offering

In May 2011, we completed a private placement offering which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt (the “Financing”).  The proceeds were raised through the sale of secured convertible debentures (the “Bridge Notes”) and warrants (the “Bridge Warrants”) to purchase shares of our common stock.  The Bridge Notes mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share.  The Bridge Warrants are exercisable for a period of five year at an exercise price of $0.30 per share.  As of August 15, 2011, we are in default under the Bridge Notes because we have not made the interest payment that was due on July 1, 2011 in the aggregate amount of $34,669.63.  To date, such default has not been either cured or waived by the holders of the Bridge Notes.

In connection with the Financing, we paid the placement agent, Buckman, Buckman & Reid, Inc. a 10% commission of the gross proceeds, a 2% non-accountable expense allowance of the gross proceeds and a $50,000 retainer, and we issued five-year warrants to acquire 1,700,000 shares of Common Stock at an exercise price of $0.30 (the “Bridge Agent Warrants”).

The Bridge Note holders were granted piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Bridge Notes and exercise of the Bridge Warrants. In addition, the Bridge Note holders were granted a security interest in the form of a Mineral Mortgage whereby the Bridge Note holders secured a first priority lien on all assets we acquired from Montecito pursuant to the Montecito Agreement.

Results of Operations

Results of Operations as a Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Oil and Gas Revenues

Our oil and gas revenues were $175 and $5,654 for the three and six months ended June 30, 2011, respectively, compared to $2,983 and $6,119 for the three and six months ended June 30, 2010, respectively, representing a decrease of $2,808 for the three-month period and a decrease of $465 for the six-month period. The decrease in oil and gas revenue is principally related to the shutting in of two of our wells during most of the quarter ended June 30, 2011 pending workover to enhance production and due to an adjustment of estimated revenues for the first quarter to actual revenues received. The level of oil and gas production through June 30, 2011 continues not to be significant, and accordingly we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $4,085,647 and $4,596,120 for the three and six months ended June 30, 2011, respectively, compared to $2,004,020 and $2,269,846 for the three and six months ended June 30, 2010, respectively, representing an increase of $2,081,627 for the three-month period and an increase of $2,326,274 for the six-month period.

Lease Operating Expenses – Lease operating expenses were $(80) and $3,310 for the three and six months ended June 30, 2011, respectively, compared to $2,729 and $4,460 for the three and six months ended June 30, 2010, respectively, representing a decrease of $2,809 for the three-month period and a decrease of $1,150 for the six-month period. The level of oil and gas production through June 30, 2011 was not significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $87 and $173 for the three and six months ended June 30, 2011, respectively, compared to $78 and $341 for the three and six months ended June 30, 2010, respectively, representing an increase of $9 for the three-month period and a decrease of $168 for the six-month period. The change in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has past.

General and Administrative Expense – General and administrative expense was $646,613 and $1,069,512 for the three and six months ended June 30, 2011, respectively, as compared to $334,713 and $386,382 for the three and six months ended June 30, 2010, respectively, representing an increase of $311,900 for the three-month period and an increase of $683,130 for the six-month period.  The increase in general and administrative expense during the three and six months ended June 30, 2011 is related primarily to: (1) increases of $152,521 and $316,948, respectively, for compensation and related payroll taxes as a result of the increase in officers and employees from two at June 30, 2010 to five at June 30, 2011 and due to the accrual of bonuses totaling $87,500 for two officers as compensation under their employment agreements for the acquisition of VM 179; and (2) increases for consulting, legal, accounting, and audit services of $177,094 and $396,367 for the three and six months ended June 30, 2011, respectively, compared to the prior period.  The increases for consulting, legal, accounting and audit services were a result of our expanded acquisition and financing activities since the Change of Control Agreement in March 2010; which increases were offset by a decrease of $70,000 for expenses recorded effective April 1, 2010 that were authorized and accrued under the employments agreements to provide for one-time payments to reimburse the two officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three and six months ended June 30, 2011 and 2010.  Share-based compensation for the three and six months ended June 30, 2011 was $3,439,027 and $3,523,125, respectively.  The transactions during the three and six months ended June 30, 2011 were as follows:

•
Effective June 3, 2011, we issued 15,750,000 shares of common stock, pursuant to the Amended and Restated 2010 Incentive Stock Option Plan,  to two executive officers as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $0.19 per share, the closing price of the common stock on the date the issuance was authorized; and

•
During the period since the reorganization, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have issued compensation-based warrants to financial advisory firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the three months and six months ended June 30, 2011, we reported share-based compensation related to these stock options and warrants of $446,527 and $530,625, respectively.

Share-based compensation for the three months and six months ended June 30, 2010 was $1,666,500 and $1,878,663, respectively.  The transactions during the three and six months ended June 30, 2010 were as follows:

•
In March 2010, we agreed to issue 1,250,000 post-split shares of common stock to former management and 250,000 post-split shares to an advisor as compensation for services in connection with the change of managerial control of the Company.  The former management and advisor completed all that was required of them under this arrangement during the quarter ended March 31, 2010.  Accordingly, we recognized this obligation to these individuals and the associated compensation during the quarter ended March 31, 2010 by recording $212,163 of stock-based compensation representing the estimated value of 1,500,000 shares of post-split shares of our common stock;

•
As part of the reorganization, we agreed to issue 249,296 shares of common stock following the initial stock split to two newly appointed members of the board of directors.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010.  The issuance was valued at the closing price of the common stock on June 29, 2010.  We recorded share-based compensation of $54,000, or approximately $0.22 per share;

•
As part of the reorganization, we agreed to issue 683,176 shares of common stock following the initial stock split in exchange for the cancelation of all common stock options and warrants previously outstanding.  The exchange was accounted for as a modification of the options and warrants pursuant to generally accepted accounting principles for share-based compensation, whereby compensation in the amount of $120,800 was recognized for the value of the common stock issued in excess of the value of the options and warrants that were canceled.  The common stock issued was valued at the closing price of approximately $0.22 per share on June 29, 2010 and the value of the warrants and options that were canceled were valued using the Black-Scholes pricing model.  With the approval of the initial 1-for-3 common stock split, the required conditions for the issuance had been met and the common stock was deemed to have been issued as of June 30, 2010; and

•
On May 18, 2010, our board of directors approved the grant of options to the Company’s Chief Executive Officer, President, and outside director to acquire an aggregate of seven million shares of common stock at an exercise price of $0.24 per share, subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.  The options have a term of ten years and were fully vested at the grant date.  For both the three and six month periods ended June 30, 2010, we reported stock-based compensation related to these stock options of $1,491,700.

Although the net changes with respect to our revenues and our costs and operating expenses for the three and six months ended June 30, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes E, G and J to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price (beneficial conversion feature).  In addition, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain full ratchet anti-dilution protection.  These features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion feature of the unsecured convertible promissory notes based on the intrinsic value of the conversion feature, which equals the difference between the variable conversion price of the notes and the closing price of our common stock on the date of the valuation.  We have estimated the fair value of the conversion feature of the debentures and related warrants using the Lattice model.  The fair value of these derivative liabilities was estimated to be $1,739,373 and $243,376 as of June 30, 2011 and December 31, 2010, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $1,349,520 and $1,312,339 for the three and six months ended June 30, 2011, respectively.  We recognized a loss from the change in fair value of the beneficial conversion feature of $20,192 for both the three and six months ended June 30, 2010.

Effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value. These warrants were canceled in June 2010 with the issuance of common stock. We recognized a gain from the change in fair value of these warrants of $9,278 for the three months ended June 30, 2010 and we recognized a loss from the change in fair value of these warrants of $18,156 for the six months ended June 30, 2010.

Interest Expense – We incurred interest expense of $54,785 and $72,522 for the three and six months ended June 30, 2011, respectively, compared to $37,122 and $64,465 for the three and six months ended June 30, 2010, respectively, representing increases of $17,663 and $8,057 for the three and six months ended June 30, 2011, respectively. The increase in interest expense is due to the issuance of new debt commencing in April 2010, offset by the elimination of virtually all interest on the registration rights penalties in June 2010 with the issuance of common stock in settlement of substantially all of the registration rights penalties.

Amortization of deferred financing costs –  In connection with this sale of convertible debentures and warrants, we 1) paid our placement agent a cash payment of $324,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $499,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  During the period from the issuance of the debentures in May 2011 through June 30, 2011, we amortized deferred financing costs of $67,576.

Amortization of discount on convertible debentures and notes and other debt –As more fully discussed in Notes E and G to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. The fair value of this beneficial conversion feature is measured on the issue date of the notes. Generally, a discount is recorded for this beneficial conversion feature and amortized over the life of the note as a non-cash charge to the statement of operations. We have amortized $113,420 and $267,511 of discount on convertible notes and debentures for the three and six months ended June 30, 2011, respectively, compared to $9,692 for both the three and six months ended June 30, 2010. As of June 30, 2011, there is $51,387 of recorded, but unamortized, discount on the unsecured convertible promissory notes to an unaffiliated entity and $2,299,470 of discount on convertible debentures that will be amortized over the remaining terms of the respective notes or debentures.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2010 and the six months ended June 30, 2011, our principal sources of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the fiscal year ended December 31, 2010 and the six months ended June 30, 2011, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) a private placement of convertible promissory notes in the aggregate amount of $298,000, 3) the issuance of four separate unsecured convertible promissory notes totaling $160,000, 4) a private placement of common stock and warrants in the aggregate amount of $255,000, and 5) an issuance of an unsecured note for $15,000.  At June 30, 2011, we had $4,031 in cash. At June 30, 2011, we had a working capital deficit of $2,072,681, as compared to a deficit of $1,177,102 as of December 31, 2010. In addition, we have total stockholders’ equity of $2,886,622 at June 30, 2011, compared to total stockholders’ deficit of $868,965 at December 31, 2010, an increase in the stockholders’ equity of $3,755,587.

Our operations used net cash of $879,471 during the six months ended June 30, 2011 compared to using $224,754 of net cash during the six months ended June 30, 2010.  Net cash used in operating activities during the six months ended June 30, 2011 consisted of our net loss of $3,685,736 less the loss in fair value of derivative liabilities of $1,312,339, the total of which was offset by non-cash expenses of stock-based compensation of $3,573,125, amortization of deferred financing costs and discount on convertible notes of $335,087, depreciation expense of $305, and accretion of asset retirement obligations of $173, and further offset by non-cash changes in working capital and other assets of $209,914.

Investing activities during the six months ended June 30, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement.  We also acquired office equipment with a cost of $2,356.  We had no investing activities during the six months ended June 30, 2010.

Financing activities provided $2,356,000 of net cash during the six months ended June 30, 2011 compared to $229,745 during the six months ended June 30, 2010. Cash flows from financing activities during the six months ended June 30, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000, less issuance costs of $374,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $75,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

On October 12, 2010, an unrelated third party acquired the rights of certain of our past-due accounts payable totaling $193,676. We issued promissory notes to this third party in the amount of $193,676 to convert the outstanding accounts payable into promissory notes and then converted the promissory notes into convertible redeemable notes. These notes are due October 12, 2012 and bear interest at 6% per annum commencing October 31, 2010. Interest was payable on or before the due date of the notes and was payable in shares of our common stock, at our option. The holder of the notes is entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of our common stock at a conversion price equal to $0.05 per share. On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock. During the six months ended June 30, 2011, the remaining $150,000 of principal and $4,219 of accrued interest was converted into 3,084,386 shares of common stock.

On September 7, 2010 we entered into a consulting agreement with Undiscovered Equities. Under the terms of the agreement, the consultant agreed to provide us with one or more financial and strategic business plans. Thereafter, on September 27, 2010, we entered into an agreement with National Securities Corp. to provide investment banking and financial advisory services. Services under these two agreements are being provided to us in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

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

May 2011 Financing

In May 2011, we completed the Financing which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt. The proceeds were raised through the sale of the Bridge Notes and Bridge Warrants.

The Bridge Notes mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of August 15, 2011, we are in default under the Bridge Notes because we have not made the interest payment that was due on July 1, 2011 in the aggregate amount of $34,669.63.

The Bridge Warrants are exercisable for a period of five years at an exercise price of $0.30 per share. The Bridge Warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the Bridge Warrants. The shares of Common Stock issuable upon exercise of the Bridge Warrants are entitled to piggyback registration rights.

Pursuant to the Bridge Notes and Bridge Warrants, no holder may convert or exercise such holder’s Note or Bridge Warrant if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Pursuant to the Security Agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.

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

For convertible debentures and various warrants which contain full ratchet anti-dilution protection, we have determined that the convertible debentures and warrants are subject to derivative liability treatment and are required to be accounted for at their fair value.  We estimated the fair value of the conversion feature and the warrants using the Lattice model. Accordingly, the fair value of the conversion feature and warrants as determined using the Lattice model is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.  At June 30, 2011 and 2010, no allowance for doubtful accounts was deemed necessary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2011, we issued 200,000 shares of common stock to our law firm for services rendered.  The securities were issued in a transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On May 6, 2011, we issued 15,000,000 shares of common stock to an entity controlled by Robert Smith, our President, in connection with the acquisition of VM 179.  The securities were issued in a transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

On May 18, 2011, we issued 5,077 shares of common stock to an accredited investor upon the conversion of accrued interest of $259.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 25, 2011, we issued 685,603 shares of common stock to two accredited investors upon the conversion of $32,500 in outstanding convertible promissory notes and accrued interest of $2,466. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 26, 2011, we issued 6,430 shares of common stock to an accredited investor upon the conversion of accrued interest of $328.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 6, 2011, we issued 15 million shares of common stock to Charles Volk, our Chief Executive Officer and 750,000 shares of common stock to James Burden, our President, as a bonus for services rendered to our company. The securities were issued in a transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On June 7, 2011, we issued 1,067,825 shares of common stock to four accredited investors upon the conversion of $50,000 in outstanding convertible promissory notes and accrued interest of $4,459. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 24, 2011, we issued 192,000 shares of common stock to an accredited investor upon the conversion of $12,000 in outstanding convertible promissory notes.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

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

In May 2011, we completed the Financing which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt. The proceeds were raised through the sale of the Bridge Notes and Bridge Warrants.  The Bridge Notes mature in May 2012, and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of August 15, 2011, we are in default under the Bridge Notes because we have not made the interest payment that was due on July 1, 2011 in the aggregate amount of $34,669.63.

ITEM 5.  OTHER INFORMATION

(a) Form 8-K Information

Asher Financing I

On February 7, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $35,000 (the “Asher I Debenture”).

The Asher I Debenture matures on November 9, 2011 (the “Asher I Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher I Maturity Date.

Asher is permitted to convert, at any time, the outstanding principal and accrued interest on the Asher I Debenture into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher I Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Asher Financing II

On April 5, 2011, the Company entered into a Securities Purchase Agreement with Asher, providing for the sale by the Company to Asher of an 8% convertible debenture in the principal amount of $40,000 (the “Asher II Debenture”).

The Asher II Debenture matures on January 9, 2012 (the “Asher II Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher II Maturity Date.

Asher may convert, at any time, the outstanding principal and accrued interest on the Asher II Debenture into shares of Common Stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the Common Stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher II Debenture and receive shares of the Company’s Common Stock such that the number of shares of Common Stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of the Company’s Common Stock.

Default on Bridge Notes

In May 2011, the Company completed a private placement of the issuance of $2,550,000 principal amount of secured convertible debentures (the “Bridge Notes”).  The Bridge Notes mature on May 5, 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share.  Interest on the Bridge Notes is payable quarterly in arrears in cash, with the first payment required on July 1, 2011.  In addition, the Bridge Note holders were granted a security interest in the form of a Mineral Mortgage whereby the Bridge Note holders secured a first priority lien on all assets the Company acquired from Montecito Offshore, L.L.C. (“Montecito”) pursuant to the Asset Sale Agreement with Montecito.
The Company is in default under the Bridge Notes because it has not made the interest payment in the aggregate amount of $34,669.63 that was due on July 1, 2011.  As a result of the default, the Bridge Note holders may force us into a foreclosure proceeding pursuant to which the assets could be sold in order to satisfy the amounts due. We are currently negotiating with the holders of the Bridge Notes to either extend the maturity date of the Bridge Notes or provide a waiver.  There can be no assurances that an agreement will be reach on terms acceptable to us, if at all.

Resignation of Stephen Spalding
Effective July 18, 2011, Stephen Spalding resigned as the Chief Financial Officer of the Company. Mr. Spalding’s decision to resign did not arise or result from any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

ITEM 6.  EXHIBITS

10.01	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.

10.02	Form of Convertible Promissory Note, issued February 7, 2011

10.03	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.

10.04	Form of Convertible Promissory Note, issued April 5, 2011

10.05	Amended and Restated 2010 Incentive Stock Option Plan

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXTON ENERGY, INC.

Date: August 15, 2011	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr. Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)