Form 10-Q/A
period 2011-06-30
PAXTON ENERGY INC
filed 2011-08-22
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On August 15, 2011, Paxton Energy, Inc. filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Original Report”). This Amendment No. 1 on Form 10-Q/A to the Original Report (this “Form 10-Q/A”) is being filed solely for the purpose of furnishing Exhibit 101 to the Original Report, which contains the XBRL Interactive Data Files required by Rule 405 of Regulation S-T, by amending the Exhibit Index under Item 6 of Part II of the Original Report. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Except as described above, this Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing date or otherwise.

ITEM 6.	EXHIBITS

10.01	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc. †

10.02	Form of Convertible Promissory Note, issued February 7, 2011†

10.03	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc. †

10.04	Form of Convertible Promissory Note, issued April 5, 2011†

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Letter of Resignation from Stephen Spalding†

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

†	Previously filed
*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXTON ENERGY, INC.

Date: August 22, 2011	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr. Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)