Form 10-Q
period 2011-09-30
PAXTON ENERGY INC
filed 2011-11-14
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, issuer had 64,699,621 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Paxton Energy, Inc., has included its unaudited condensed consolidated balance sheets as of September 30, 2011, and December 31, 2010 (the end of its most recently completed fiscal year), unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and for the period from June 30, 2004 (date of inception) through September 30, 2011, unaudited condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2011, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and for the period from June 30, 2004 (date of inception) through September 30, 2011, together with unaudited condensed notes thereto.  In the opinion of management of Paxton Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Paxton Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Paxton Energy, Inc., and the notes thereto for the year ended December 31, 2010, included in our annual report on Form 10-K.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$2,491	$53,421
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	18,087	9,339
Total Current Assets	21,246	63,428

Property and Equipment, net of accumulated depreciation	14,828	341
Oil and gas properties, using full cost accounting	6,286,449	587,886
Deferred financing costs	313,627	-
Other assets	14,610	-

Total Assets	$6,650,760	$651,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$305,640	$193,651
Accrued liabilities	737,909	376,903
Payable to Bayshore Exploration L.L.C.	106,153	113,544
Payable to related parties	5,000	30,000
Notes payable	345,000	330,000
Unsecured convertible promissory notes payable, net of discount	41,816	184,335
Subordinated note payable	500,000	-
Convertible debentures, net of discount	469,444	-
Accrued registration rights penalties and interest	12,939	12,097
Total Current Liabilities	2,523,901	1,240,530

Long-Term Liabilities
Long-term asset retirement obligation	36,973	36,714
Derivative liabilities	1,149,372	243,376
Total Long-Term Liabilities	1,186,345	280,090

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
62,232,741 and 20,343,263 shares issued and outstanding, respectively	62,233	20,343
Additional paid-in capital	19,066,711	11,348,416
Deficit accumulated during the exploration stage	(16,188,430)	(12,237,724)
Total Stockholders' Equity (Deficit)	2,940,514	(868,965)

Total Liabilities and Stockholders' Equity (Deficit)	$6,650,760	$651,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011

Oil and gas revenues, net	$-	$5,717	$5,654	$11,836	$368,214

Costs and Operating Expenses
Lease operating expenses	-	2,472	3,310	6,932	146,778
Impairment loss on oil and gas properties	-	-	-	-	3,847,192
Accretion of asset retirement obligations	86	78	259	419	8,667
General and administrative expense	312,306	285,988	1,331,818	672,370	4,021,148
Share-based compensation	93,023	392,794	3,666,148	2,271,457	7,574,430
Total costs and operating expenses	405,415	681,332	5,001,535	2,951,178	15,598,215

Loss from operations	(405,415)	(675,615)	(4,995,881)	(2,939,342)	(15,230,001)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	641,388	(47,500)	1,953,727	(85,848)	1,712,154
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(89,779)	(17,139)	(162,301)	(81,604)	(616,914)
Amortization of deferred financing costs	(118,485)	-	(186,061)	-	(186,061)
Amortization of discount on convertible
debentures and notes and other debt	(292,679)	(14,154)	(560,190)	(23,846)	(1,955,590)
Total other income (expense)	140,445	(78,793)	1,045,175	(191,298)	(958,429)

Net Loss	$(264,970)	$(754,408)	$(3,950,706)	$(3,130,640)	$(16,188,430)

Basic and Diluted Loss Per Common Share	$(0.004)	$(0.068)	$(0.095)	$(0.530)

Basic and Diluted Weighted-Average
Common Shares Outstanding	60,372,224	11,019,497	41,752,355	5,904,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2011
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2010	20,343,263	$20,343	$11,348,416	$(12,237,724)	$(868,965)

Issuance of common stock and warrants for cash,
January 2011, $0.15 per unit	600,000	600	89,400	-	90,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
January 2011 to September 2011, $0.0263 to $0.0625
per share	8,939,478	8,940	594,535	-	603,475

Issuance of common stock in connection with the
Montecito Asset Sale Agreement	15,000,000	15,000	3,660,000	-	3,675,000

Issuance of common stock for legal and
consulting services	1,200,000	1,200	101,200	-	102,400

Issuance of common stock in settlement of liabilities,
August 2011, $0.15 per share	400,000	400	59,600	-	60,000

Share-based compensation from grant of common
stock options and issuance of common stock warrants
to officers, directors and consultants	-	-	236,810	-	236,810

Share-based compensation from issuance of common
stock to officers	15,750,000	15,750	2,976,750	-	2,992,500

Net loss	-	-	-	(3,950,706)	(3,950,706)

Balance - September 30, 2011	62,232,741	$62,233	$19,066,711	$(16,188,430)	$2,940,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2011	2010	September 30, 2011

Cash Flows From Operating Activities
Net loss	$(3,950,706)	$(3,130,640)	$(16,188,430)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	3,666,148	2,271,457	7,574,430
Amortization of deferred financing costs and discount
on convertible debentures and notes and other debt	746,251	23,846	2,141,651
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	259	419	8,667
Depreciation expense	1,027	498	5,849
Change in fair value of derivative liabilities	(1,953,727)	85,848	(1,712,154)
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	(8,748)	265	(18,087)
Other assets	(14,610)	-	(14,610)
Accounts payable and accrued liabilities	545,411	327,388	1,464,215
Payable to officer	(25,000)	30,000	5,000
Accrued registration rights penalties and interest	842	37,270	303,253
Net Cash Used In Operating Activities	(992,853)	(353,649)	(2,590,206)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(1,523,563)	-	(3,440,078)
Purchase of property and equipment	(15,514)	-	(20,677)
Net Cash Used In Investing Activities	(1,539,077)	-	(3,460,755)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants,
net of registration and offering costs	90,000	30,000	3,134,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	215,000	348,000	1,452,332
Proceeds from issuance of convertible debentures	2,550,000	-	2,550,000
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	(374,000)	-	(374,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	2,481,000	378,000	6,053,452
Net Increase (Decrease) In Cash And Cash Equivalents	(50,930)	24,351	2,491
Cash and Cash Equivalents At Beginning Of Period	53,421	4,026	-
Cash and Cash Equivalents At End Of Period	$2,491	$28,377	$2,491

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

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  In connection with these properties in Texas, the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through September 30, 2011, the Company has participated in drilling ten wells in Texas.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  Current management of the Company is currently evaluating the oil and gas properties in Texas.  As further described in Note B, in May 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Gulf of Mexico.  The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of Paxton Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2010, and for the period from June 30, 2004 (date of inception) through December 31, 2010, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2011 and its consolidated results of operations for the three months ended September 30, 2011 and 2010, and its consolidated results of operations and cash flows for the nine months ended September 30, 2011 and 2010 and for the period from June 30, 2004 (date of inception), through September 30, 2011.  The results of operations for the three months and the nine months ended September 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $264,970 and $3,950,706 for the three months and the nine months ended September 30, 2011, respectively, and $4,154,493 for the year ended December 31, 2010.  The Company also used cash of $992,853 and $498,605 in its operating activities during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  Through September 30, 2011, the Company has accumulated a deficit during the exploration stage of $16,188,430.  At September 30, 2011, the Company has a working capital deficit of $2,502,655 including current liabilities of $2,523,901.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the existing members of the Company’s board of directors resigned on March 17, 2010 and new members were appointed.  During the period since the change of control in March 2010, the accomplishments of the new board of directors include, among other things, the following:

●	The placement of unsecured convertible promissory notes in the amount of $583,000 to provide working capital for the Company.

●	The settlement of its liability for accrued registration rights penalties and interest in the amount of $698,092 by the issuance of common stock.

●	The consummation of two reverse stock splits that resulted in a total of approximately 10 million post-consolidation shares of common stock outstanding at the date of the reverse stock splits.

●	The sale of $255,000 of equity securities.

●	The sale of convertible debentures and warrants for gross proceeds of $2,550,000.

●
The acquisition of a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.

The Company entered into an agreement with a consulting company on September 7, 2010, under which the consultant agreed to provide the Company with one or more financial and strategic business plans.  Thereafter, the Company has entered into agreements with certain consulting firms to provide investment banking and financial advisory services.  Services under these agreements are being provided to the Company in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 42,576,952 shares of common stock, or the promissory notes and debentures convertible into 25,793,642 shares of common stock were included in the computation of diluted loss per share at September 30, 2011.  None of the options and warrants to acquire 13,850,000 shares of common stock, or the promissory notes convertible into approximately 6,233,000 shares of common stock and warrants to purchase 3,017,000 shares of common stock were included in the computation of diluted loss per share at September 30, 2010.

Fair Values of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Bayshore Exploration L.L.C., and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, subordinated note payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note J to these condensed consolidated financial statements.

Recently Issued Accounting Statements – In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on its financial position or results of operations.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a "qualitative" assessment may be performed to determine whether further impairment testing is necessary. The Company will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011.  Management is continuing to evaluate what impact, if any, the adoption of this guidance will have on its financial position or results of operations.

(B)           Oil and Gas Acquisition Agreements and Operations

Montecito Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $0.245 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of September 30, 2011.

Texas Oil and Gas Operations

The Company owns various working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  In connection with these properties in Texas, the Company has principally engaged as a joint interest owner with Bayshore in the acquisition, exploration, and development of these properties and in the production and sale of oil and gas.  Bayshore is the operator of the properties.  Oil and gas revenues and related lease operating expenses from these properties has not been significant historically, especially in recent periods.  During the quarter ended September 30, 2011, Bayshore ceased reporting to the Company the amounts of its respective share in the oil and gas revenues and related lease operating expenses.  Accordingly, the Company has reported no oil and gas revenues or related lease operating expenses for the three months ended September 30, 2011.  Management of the Company does not believe that this has a significant effect on the Company’s consolidated financial position or results of operations.

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

(C)           Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Accrued salaries	$478,463	$281,593
Accrued payroll taxes	51,380	27,262
Accrued director fees	23,533	18,000
Accrued interest	182,033	47,548
Other accrued expenses	2,500	2,500

Total accrued liabilities	$737,909	$376,903

(D)           Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the note holders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiff is seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  The Company intends to file an answer to the complaint and defend the action.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  These note holders are among the plaintiffs who filed a lawsuit, as discussed in the previous paragraph, seeking a judgment for the payment of the outstanding notes.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five year at an exercise price of $0.30 per share.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  The total discount to the liability has been amortized during the quarter ended June 30, 2011.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note G.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance is accruing interest at the rate of 10% per annum and is currently outstanding.

A summary of notes payable at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

2008 secured promissory notes to six individuals	$300,000	$300,000
2009 unsecured promissory notes to former officers	30,000	30,000
March 2011 advance	15,000	-

	$345,000	$330,000

(E)           Unsecured Convertible Promissory Notes Payable

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes bore interest at 9% per annum.  The repayment of the notes, including accrued interest, was due on December 31, 2010 if not converted into common stock earlier.  Originally, the principal amount of the notes, plus accrued interest, were to be automatically converted, in whole, into shares and warrants of the Company upon the completion of a planned $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  However, in October 2010, management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the planned $3,000,000 placement and prior to the automatic conversion process described in the notes.

The number of shares of common stock and warrants to be issued upon such conversion was equal to a discount of 66% from the price of the common stock and warrants in the planned $3,000,000 placement of common stock and warrants.  As such, the conversion price was $0.051 per share of common stock and warrant to purchase one half share of common stock.  The holders of these convertible promissory notes will be entitled to the same registration rights, if any, given to the purchasers of the planned $3,000,000 offering.  Proceeds from the convertible note offering totaled $298,000.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which were converted into 3,267,247 shares of common stock and warrants to purchase 1,633,625 shares of common stock.  During the nine months ended September 30, 2011, the Company received notice of conversion of the remaining notes totaling $140,000, plus accrued interest of $10,788, which were converted into 2,956,641 shares of common stock and warrants to purchase 1,478,324 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.

Convertible Promissory Notes to Unaffiliated Entities

In April and December of 2010 and in February, April, and August of 2011, the Company has issued unsecured convertible promissory notes to an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $210,000.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.  In December 2010, the Company received notices of conversion of notes totaling $21,000, which were converted into 377,290 shares of common stock, or a weighted-average conversion price of $0.05566 per share.  During the nine months ended September 30, 2011, the Company received notices of conversion of notes totaling $99,000 and accrued interest of $4,800, which were converted into 2,898,451 shares of common stock, or a weighted-average conversion price of $0.03581 per share.

This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $202,308 for the five notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $45,751 for the three months ended September 30, 2011 and $105,468 for the nine months ended September 30, 2011.  The Company recognized interest expense from the amortization of the discount in the amount of $14,154 for the three months ended September 30, 2010 and $23,846 for the nine months ended September 30, 2010.

The carrying amount of the convertible promissory notes is $34,364 at September 30, 2011, representing their unconverted face amount of $90,000 less the unamortized discount of $55,636.  The carrying amount of the convertible promissory notes was $27,896 at December 31, 2010, representing their unconverted face amount of $64,000 less the unamortized discount of $36,104.

On August 10, 2011, the Company issued an unsecured convertible promissory note to another unaffiliated entity.  Proceeds from the convertible promissory note were $75,000.  The convertible promissory note bears interest at 6% per annum.  The principal and unpaid accrued interest are due August 10, 2012.  The note is convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $69,730 for the note, which has been recorded as a discount to the carrying amount of the convertible promissory note.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discount in the amount of $2,182 for the three months and the nine months ended September 30, 2011.  The carrying amount of the convertible promissory note is $7,452 at September 30, 2011, representing the unconverted face amount of $75,000 less the unamortized discount of $67,548.

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

A summary of unsecured convertible promissory notes at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011			December 31, 2010
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

$300,000 Convertible Note Offering	$-	$-	$-	$140,000	$-	$140,000
Convertible Notes to Unaffiliated Entities	165,000	123,184	41,816	64,000	36,104	27,896
Convertible Notes Issued for Accounts Payable	-	-	-	150,000	133,561	16,439

	$165,000	$123,184	$41,816	$354,000	$169,665	$184,335

(F)           Subordinated Note Payable

As further described in Note B, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C.   Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note G to these condensed consolidated financial statements.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but the due date was extended to August 15, 2011.  The note came due on August 15, 2011 and has not been paid.  The Company’s failure to repay the note when due constitutes an event of default under the note.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently discussing with Montecito the terms of settlement of this note.  There can be no assurances that this note will be settled on terms acceptable to the Company or that the note holder will note exercise its rights under the note.

(G)           Convertible Debentures and Related Warrants

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of the Company’s common stock.  The convertible debentures mature in May 2012 and bear interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payment that was due on July 1, 2011 or on October 1, 2011.  To date, such default has not been either cured or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.

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

The total discount to the debentures of $2,367,194 is being amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $218,914 for the three months ended September 30, 2011 and $286,638 for the period from the issuance of the debentures in May 2011 through September 30, 2011.  The carrying amount of the convertible debentures was $469,444 at September 30, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $2,080,556.

In connection with this sale of convertible debentures and warrants, the Company 1) paid its placement agent a cash payment of $324,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent are exercisable at $0.30 per share, may be exercised on a cashless basis, and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  Total deferred financing costs recorded for the issuance of convertible debentures was $499,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $118,485 for the three months ended September 30, 2011 and $186,061 for the period from the issuance of the debentures in May 2011 through September 30, 2011.

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

Issuance of Common Stock for Legal and Consulting Services

On May 5, 2011, the Company issued 200,000 shares of common stock to a law firm as compensation for legal services rendered to the Company.  For accounting purposes, this issuance has been recorded at $50,000, or $0.25 per share, the closing price of the common stock on the date the issuance was made.

On August 23, 2011, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 500,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $34,950, or $0.0699 per share, the closing price of the common stock on the date of the contract.

On September 22, 2011, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 500,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $17,450, or $0.0349 per share, the closing price of the common stock on the date of the contract.

Issuance of Common Stock and Warrants for Cash

During the nine months ended September 30, 2011, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

Issuance of Common Stock in Settlement of Liabilities

In August 2011, the Company issued 400,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.  For accounting purposes, this issuance has been recorded at the amount of the liability settled of $60,000, or $0.15 per share.

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

A summary of stock option and compensation-based warrant activity for the nine-month period ended September 30, 2011 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	13,750,000	$0.30	8.9 years
Granted or issued	8,300,000	0.20
Canceled	(1,500,000)	0.38
Expired	(750,000)	0.15

Outstanding at September 30, 2011	19,800,000	0.25	7.2 years	$-

Exercisable at September 30, 2011	10,061,924	$0.25	8.6 years	$-

During the nine months ended September 30, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 1,250,000 shares of common stock at $0.30 per share.  Of these options, 416,733 vested immediately and 833,267 vest over periods of up to two years.  Additionally, during the nine months ended September 30, 2011, options to acquire 3,500,000 shares of common stock were modified to reduce the exercise price from $0.38 to $0.30 per share and options to acquire 1,500,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.  Furthermore, effective August 31, 2011, the Company issued warrants to an officer to acquire 50,000 shares of common stock in connection with his release from his employment agreement.  These warrants are exercisable at $0.20 per share and expire three years after issuance.  In June 2011, the Company issued warrants to acquire 7 million shares of common stock to its placement agent under a consulting agreement, all of which have been earned upon issuance.  The warrants are exercisable at $0.18 per share and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.

During the nine months ended September 30, 2010, the Company granted options to two executive officers and a director to acquire a total of 7,000,000 shares of common stock at $0.24 per share.  These options vested immediately.  Additionally, the Company granted an option to the new Chief Financial Officer to acquire 3 million shares of the Company’s common stock at an exercise price of $0.38 per share.  The option expires on May 17, 2020.  The option to purchase 1 million shares of common stock vests at the end of six months of employment and the option to purchase the remaining 2 million shares vests monthly over the following 24 months.  Furthermore, on August 12, 2010, the Company granted options to acquire an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.38 per share to two consultants.  Of these options to purchase 3 million shares, one third (1 million shares) of the options vests at the end of six months of service and the remaining two thirds (2 million shares) vest monthly over the following 24 months.  These options expire on May 17, 2020.  And, on August 25, 2010, the Company issued compensation-based warrants to acquire 750,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a consulting company.  These warrants vested immediately and expire on August 24, 2011.

With the exception of the warrant to acquire 7 million shares of common stock issued to the placement agent, the fair value of these stock options and compensation-based warrants was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options and compensation based warrants granted during the nine months ended September 30, 2011 was $0.1732 per share.  The weighted-average assumptions used for the options and compensation-based warrants granted during the nine months ended September 30, 2011 were risk-free interest rate of 1.53%, volatility of 236%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of options and compensation-based warrants granted during the nine months ended September 30, 2010 was $0.1535 per share.  The weighted-average assumptions used for the options granted during the nine months ended September 30, 2010 were risk-free interest rate of 1.69%, volatility of 212%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended September 30, 2011 and 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $40,623 and $72,794.  For the nine-month periods ended September 30, 2011 and 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $571,248 and $1,564,494.  As of September 30, 2011, there was approximately $115,000 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.5 years.  The intrinsic values at September 30, 2011 are based on a closing price of $0.0495 per share.

Other Stock Warrants

A summary of other stock warrant activity for the nine-month period ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	2,183,625	$0.45	2.7 years	$-
Issued	20,593,327	0.31

Outstanding at September 30, 2011	22,776,952	0.33	4.1 years	$-

(J)           Derivative Liabilities

Convertible Debenures and Related Warrants

As described above in Notes G and I to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain full ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $963,595 at September 30, 2011.  Accordingly, the Company has recorded a gain on the change in the derivative liability of $654,335 and $1,870,234 for the three months and the nine months ended September 30, 2011, respectively.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 50% in year one to a high of 139% in year five. Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Note E to these condensed consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

The fair value of the embedded derivatives for unconverted notes was estimated to be $185,777 and $243,376 as of September 30, 2011 and December 31, 2010, respectively.  The Company recognized a loss from the change in fair value of these derivative liabilities of $12,947 for the three months ended September 30, 2011 and a gain of $83,493 for the nine months ended September 30, 2011.  The Company recognized a loss from the change in fair value of the derivative liabilities of $47,500 and $67,692 for the three months and nine months ended September 30, 2010, respectively.

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives and reclassified the fair value of certain common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  The Company recognized a loss from the change in fair value of these warrants of $18,156 for the nine months ended September 30, 2010.

(K)           Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion
feature of debentures and
related warrants	$-	$963,595	$-	$963,595

Derivative liability - beneficial
conversion feature and reset
provisions of notes	$-	$185,777	$-	$185,777

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - beneficial
conversion feature and reset
provisions of notes	$-	$243,376	$-	$243,376

As further described in Notes E and J, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

(L)           Related-Party and Other Transactions

Payable to Related Parties

In connection with their employment agreements, the Company agreed to provide for one-time payments aggregating $70,000 to reimburse two of the executive officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.   At December 31, 2010, the Company has reimbursed part of this amount, leaving a balance payable to one of these officers of $30,000.  The balance of this obligation to the officer has been paid as of September 30, 2011.

Effective August 31, 2011, the Company agreed to pay an officer $5,000 for unreimbursed business expenses in connection with his release from his employment agreement, which remains unpaid at September 30, 2011.

(M)           Supplemental Cash Flow Information

During the nine months ended September 30, 2011, the Company had the following noncash investing and financing activities:

●	The Company issued 2,956,641 shares of common stock as a result of the conversion of $140,000 of principal of 9% convertible promissory notes and $10,788 of related accrued interest.

●
The Company issued 2,898,451 shares of common stock as a result of the conversion of $99,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $4,800 of related accrued interest.

●
The Company issued 3,084,386 shares of common stock as a result of the conversion of $150,000 of principal of 6% convertible promissory notes with an unaffiliated entity and $4,219 of related accrued interest.

●
The Company issued 15 million shares of common stock and a subordinated promissory note in the amount of $500,000 in connection with its acquisition of certain oil and gas leases from Montecito Offshore, L.L.C.

●
In connection with the sale of convertible debentures and warrants, the Company issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock.  These warrants had a fair value of $125,688, which was capitalized as deferred financing costs.

●	The Company issued 400,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.

During the nine months ended September 30, 2010, the Company had the following noncash investing and financing activity:

●	The Company issued 5,801,060 shares of common stock in exchange for the settlement of $698,092 of accrued registration rights penalties and interest.

●	The Company issued 683,176 shares of common stock in exchange for the cancellation of options and warrants to acquire 683,176 shares of common stock.

The Company paid $0 and $28,093 for interest during the nine months ended September 30, 2011 and 2010, respectively.

(N)           Lease Commitment

In June 2011, the Company entered into a new lease for office space in California under the terms of an operating lease.  The term of the lease is from June 15, 2011 through May 31, 2016.  The lease provides for payments of $3,653 per month at the inception of the lease and increasing periodically to $4,018 per month at the end of the lease.  Minimum lease commitments for the term of the lease are as follows:

Year ending December 31,
2011	$23,863
2012	43,830
2013	43,830
2014	45,413
2015	47,543
Thereafter	20,089

Total	$224,568

(O)           Subsequent Events

Conversion of Promissory Notes to an Unaffiliated Entity

In April of 2011, the Company issued an unsecured convertible promissory note in the amount of $40,000 to an unaffiliated entity.  Subsequent to September 30, 2011, the Company received notices for the conversion of entire amount of this note plus accrued interest of $1,600, which were converted into 2,466,880 shares of common stock.

Black Sands Energy Asset Purchase Agreement

On October 25, 2011, the Company entered into an Asset Sale Agreement (Agreement) with Black Sands Energy, LLC, a limited liability company (Black Sands).  Pursuant to the Agreement, the Company agreed to purchase 50% of Black Sands’ rights, title and interests in and to certain assets of Black Sands.

Pursuant to the Agreement, the Company agreed to assume certain liabilities and obligations, whereas Black Sands agreed to retain and be responsible for discharging all obligations and liabilities currently associated with the assets.

As partial consideration for the sale of the assets, the Company agreed to pay Black Sands $3,250,000, to issue 2,500,000 restricted shares of the Company’s common stock, and to deposit an additional $3,000,000 into the Redwater/Maud/Recompletion/Rework escrow account by no later than December 30, 2011.

The Agreement contains a number of conditions to closing, including but not limited to the following:

●	The Company and Black Sands will each have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to closing;

●
No action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by the Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates;

●
The representations and warranties made by the Company and Black Sands to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; and

●	The satisfaction of the due diligence to be performed by the Company on certain matters, including with specific reference Black Sands’ title to the assets.

There can be no assurance that the Agreement will close by December 31, 2011, the expected closing date, or at all.

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

Company Overview

Paxton Energy, Inc. is an oil and gas exploration and production company with assets in Texas and a recently acquired property in the Gulf of Mexico.  Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.  The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.  In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

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

Recent Developments

Black Sands Energy Asset Purchase Agreement

On October 25, 2011, the Company entered into an Asset Sale Agreement (the “Agreement”) with Black Sands Energy, LLC, a limited liability company (“Black Sands”).  Pursuant to the Agreement, the Company agreed to purchase 50% of Black Sands’ rights, title and interests in and to certain assets of Black Sands (collectively, the “Assets”).

Pursuant to the Agreement, the Company agreed to assume certain liabilities and obligations, whereas Black Sands agreed to retain and be responsible for discharging all obligations and liabilities currently associated with the Assets.

As partial consideration for the sale of the Assets, the Company agreed to pay Black Sands $3,250,000, to issue 2,500,000 restricted shares of the Company’s common stock, and to deposit an additional $3,000,000 into the Redwater/Maud/Recompletion/Rework escrow account by no later than December 30, 2011.

The Agreement contains a number of conditions to closing, including but not limited to the following:

(i)	Each of the Company and Black Sands shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to Closing;

(ii)
No action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which might restrain, prohibit or invalidate any of the transactions contemplated by this Agreement, other than an action or proceeding instituted or threatened by a party or any of its affiliates;

(iii)
The representations and warranties made by each of the Company and Black Sands to each other shall be true and correct in all material respects on the closing date as though made on and as of the closing date; and

(iv)	The satisfaction of the due diligence to be performed by the Company on certain matters, including with specific reference Black Sands’ title to the Assets.

There can be no assurance that the Agreement will close by December 31, 2011, the expected closing date, or at all.

Results of Operations

Results of Operations as a Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Oil and Gas Revenues

Our oil and gas revenues were $0 and $5,654 for the three and nine months ended September 30, 2011, respectively, compared to $5,717 and $11,836 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $5,717 for the three-month period and a decrease of $6,182 for the nine-month period. The decrease in oil and gas revenue is principally related to the shutting in of two of our wells during most of the quarter ended June 30, 2011 pending workover to enhance production and due to Bayshore ceasing to report to the Company the amounts of its respective share in oil and gas revenues starting in the quarter ended September 30, 2011. Accordingly, we did not report oil and gas revenues from our Texas operations for the three months ended September 30, 2011.  The historical level of oil and gas production has not been significant and management does not believe that the omission of oil and gas revenues from the Texas operations has a significant effect on the Company’s reported results of operations.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $405,415 and $5,001,535 for the three and nine months ended September 30, 2011, respectively, compared to $681,332 and $2,951,178 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $275,917 for the three-month period and an increase of $2,050,357 for the nine-month period.

Lease Operating Expenses – Lease operating expenses were $0 and $3,310 for the three and nine months ended September 30, 2011, respectively, compared to $2,472 and $6,932 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $2,472 for the three-month period and a decrease of $3,622 for the nine-month period.  The decrease in lease operating expenses is principally due to Bayshore ceasing to report to the Company the amounts of its respective share in lease operating expenses starting in the quarter ended September 30, 2011. Accordingly, we did not report lease operating expenses from our Texas operations for the three months ended September 30, 2011.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $86 and $259 for the three and nine months ended September 30, 2011, respectively, compared to $78 and $419 for the three and nine months ended September 30, 2010, respectively, representing an increase of $8 for the three-month period and a decrease of $160 for the nine-month period. The change in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for certain wells has past.

General and Administrative Expense – General and administrative expense was $312,306 and $1,331,818 for the three and nine months ended September 30, 2011, respectively, as compared to $285,988 and $672,370 for the three and nine months ended September 30, 2010, respectively, representing an increase of $26,318 for the three-month period and an increase of $659,448 for the nine-month period.  The increase in general and administrative expense during the three months ended September 30, 2011 is related primarily to: (1) an increase in fees for professional services of $5,963; (2) an increase in office rental expense of $13,084 related to our new office lease, and 3) an increase in director fees of $6,000 resulting from the addition of a new outside director.  The increase in general and administrative expense during the nine months ended September 30, 2011 is related primarily to: (1) increases of $314,221 for compensation and related payroll taxes as a result of the increase in the number of officers and employees, due to the fact that we had no paid employees in the first quarter of 2010, and due to the accrual of bonuses totaling $87,500 for two officers as compensation under their employment agreements for the acquisition of VM 179; and (2) increases for consulting, legal, accounting, and audit services of $352,330 for the nine months ended September 30, 2011 compared to the prior period, which were a result of our expanded acquisition and financing activities since the Change of Control Agreement in March 2010.  These increases were offset by a decrease of $70,000 for expenses recorded effective April 1, 2010 that were authorized and accrued under the employments agreements to provide for one-time payments to reimburse the two officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three and nine months ended September 30, 2011 and 2010.  Share-based compensation for the three and nine months ended September 30, 2011 was $93,023 and $3,666,148, respectively.  The transactions during the three and nine months ended September 30, 2011 were as follows:

●
Effective June 3, 2011, we issued 15,750,000 shares of common stock to two executive officers as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $0.19 per share, the closing price of the common stock on the date the issuance was authorized.

●
During the period since the reorganization, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have issued compensation-based warrants to financial advisory firms and to a employee in connection with a release from his employment agreement.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the three months and nine months ended September 30, 2011, we reported share-based compensation related to these stock options and warrants of $40,623 and $571,248, respectively.

●
During the three months ended September 30, 2011, the Company entered into two consulting contracts for investment advisory services.  The contracts provided for the issuance of a total of 1,000,000 shares of common stock to the consultants.  The issuances were recorded at $52,400, based on the closing prices of the common stock on the dates of the contracts.

●
In May 2011, the Company issued 200,000 shares of common stock to a law firm as compensation for legal services rendered to the Company.  The issuance was recorded at $50,000, based on the closing price of the common stock on the date of issuance.

Share-based compensation for the three months and nine months ended September 30, 2010 was $392,794 and $2,271,457, respectively.  The transactions during the three and nine months ended September 30, 2010 were as follows:

●
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

●
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

●
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

Although the net changes with respect to our revenues and our costs and operating expenses for the three and nine months ended September 30, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes E and J to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes G and J to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain full ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial Lattice models.  The fair value of these derivative liabilities was estimated to be $1,149,372 and $243,376 as of September 30, 2011 and December 31, 2010, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $641,388 and $1,953,727 for the three and nine months ended September 30, 2011, respectively.  We recognized a loss from the change in fair value of the beneficial conversion features of $47,500 and $67,692 for the three and nine months ended September 30, 2010, respectively.

Effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value. These warrants were canceled in June 2010 with the issuance of common stock. We recognized a loss from the change in fair value of these warrants of $18,156 for the nine months ended September 30, 2010.

Interest Expense – We incurred interest expense of $89,779 and $162,301 for the three and nine months ended September 30, 2011, respectively, compared to $17,139 and $81,604 for the three and nine months ended September 30, 2010, respectively, representing increases of $72,640 and $80,697 for the three and nine months ended September 30, 2011, respectively. The increase in interest expense is due to the issuance of new convertible promissory notes commencing in April 2010 and continuing through August 2011, plus the issuance of convertible debentures totaling $2,550,000 in May 2011, offset by the elimination of virtually all interest on the registration rights penalties in June 2010 with the issuance of common stock in settlement of substantially all of the registration rights penalties.

Amortization of deferred financing costs –  In connection with this sale of convertible debentures and warrants, we 1) paid our placement agent a cash payment of $324,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $499,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $118,485 for the three months ended September 30, 2011 and $186,061 for the period from the issuance of the debentures in May 2011 through September 30, 2011.  As of September 30, 2011, there is $313,627 of recorded, but unamortized, deferred financing costs that will be amortized and recorded as a non-cash expense over the remaining term of the debentures.

Amortization of discount on convertible notes and other debt –As more fully discussed in Notes E, G and J to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, most of these instruments contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $292,679 and $560,190 of discount on convertible notes and debentures for the three and nine months ended September 30, 2011, respectively, compared to $14,154 and $23,846 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there is $123,184 of recorded, but unamortized, discount on the unsecured convertible promissory notes to unaffiliated entities and $2,080,556 of discount on convertible debentures that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes or debentures.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2010 and the nine months ended September 30, 2011, our principal sources of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the fiscal year ended December 31, 2010 and the nine months ended September 30, 2011, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) a private placement of convertible promissory notes in the aggregate amount of $298,000, 3) the issuance of six separate unsecured convertible promissory notes totaling $285,000, 4) a private placement of common stock and warrants in the aggregate amount of $255,000, and 5) an issuance of an unsecured note for $15,000.  At September 30, 2011, we had $2,491 in cash. At September 30, 2011, we had a working capital deficit of $2,502,655, as compared to a deficit of $1,177,102 as of December 31, 2010. In addition, we have total stockholders’ equity of $2,940,514 at September 30, 2011, compared to total stockholders’ deficit of $868,965 at December 31, 2010, an increase in the stockholders’ equity of $3,809,479.

Our operations used net cash of $992,853 during the nine months ended September 30, 2011 compared to using $353,649 of net cash during the nine months ended September 30, 2010.  Net cash used in operating activities during the nine months ended September 30, 2011 consisted of our net loss of $3,950,706 plus changes in fair value of derivative liabilities of $1,953,727, the total of which was offset by non-cash expenses of stock-based compensation of $3,666,148, amortization of deferred financing costs and discount on convertible notes of $746,251, depreciation expense of $1,027, and accretion of asset retirement obligations of $259, and further offset by non-cash changes in working capital and other assets of $497,895.

Investing activities during the nine months ended September 30, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement.  We also made leasehold improvements and acquired office equipment with a total cost of $15,514.  We had no investing activities during the nine months ended September 30, 2010.

Financing activities provided $2,481,000 of net cash during the nine months ended September 30, 2011 compared to $378,000 during the nine months ended September 30, 2010. Cash flows from financing activities during the nine months ended September 30, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000, less issuance costs of $374,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $200,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

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

We entered into an agreement with a consulting company on September 7, 2010, under which the consultant agreed to provide the Company with one or more financials and strategic business plans.  Thereafter, we entered into agreements with certain consulting firms to provide investment banking and financial advisory services.  Services under these agreements are being provided to us in connection with the evaluation and due diligence of potential oil and gas property acquisitions.

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

The Bridge Notes mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of November 11, 2011, we are in default under the Bridge Notes because we have not made the interest payment that was due on July 1, 2011 in the aggregate amount of $34,670 or the interest payment that was due on October 1, 2011 in the aggregate amount of $58,650.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2010 Financial Statements filed in our Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on April 1, 2011.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Convertible Debt and Derivative Accounting

For convertible debt that is issued with beneficial conversion features, we perform an allocation of the proceeds of the convertible note between the principal amount of the note and the fair value of the beneficial conversion feature.  The fair value of the beneficial conversion feature is recorded as a discount to the principal amount of the note, but not in excess of the principal amount of the note.  The discount is amortized over the period from the issuance date to the maturity date or the date of conversion, whichever occurs earlier, as a non-cash charge to the statement of operations.  Upon the issuance of the note, an assessment is made of the beneficial conversion feature to determine whether the beneficial conversion feature should be accounted for as equity or liability.  In the case of a variable conversion price or anti-dilution reset provisions, the features are accounted for as a derivative liability and carried at fair value on the balance sheet.  The fair value of the derivative liability is remeasured each reporting period and the change in fair value to recorded in the statement of operations.

For convertible debentures and various warrants which contain full ratchet anti-dilution protection, we have determined that the convertible debentures and warrants are subject to derivative liability treatment and are required to be accounted for at their fair value.  We estimated the fair value of the full ratchet anti-dilution protection of the convertible debentures and the warrants using multinomial Lattice models. Accordingly, the fair value of the full ratchet anti-dilution protection of the convertible debentures and warrants as determined using the Lattice models is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.  At September 30, 2011 and 2010, no allowance for doubtful accounts was deemed necessary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On or about November 2, 2011, several debt holders of the Company filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City against the Company by filing a Complaint.  The case is Auction Specialists, et al. v. Paxton Energy, Inc., Case No. 11 0C003451B.  In this action, the plaintiff seeks a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement.  Paxton’s time to answer or move with respect to the Complaint has not yet expired.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2011, we issued 208,000 shares of common stock to an accredited investor upon the conversion of $13,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 7, 2011, we issued 220,077 shares of common stock to an accredited investor upon the conversion of $10,000 of an outstanding convertible promissory note and accrued interest of $1,400.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 13, 2011, we issued 213,049 shares of common stock to an accredited investor upon the conversion of $10,000 of an outstanding convertible promissory note and accrued interest of $866. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 15, 2011, we issued 397,351 shares of common stock to an accredited investor upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 22, 2011, we issued 415,225 shares of common stock to an accredited investor upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 23, 2011, we issued 500,000 shares of common stock to a consulting firm under a contract for services rendered.  The securities were issued in a transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On August 29, 2011, we issued 400,000 shares of common stock to a consulting firm in connection with the settlement of $60,000 for services previously rendered.  The securities were issued in a transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended.

On September 7, 2011, we issued 471,483 shares of common stock to an accredited investor upon the conversion of $11,000 of an outstanding convertible promissory note and accrued interest of $1,400.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 22, 2011, we issued 500,000 shares of common stock to a consulting firm under a contract for services rendered.  The securities were issued in a transaction pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 3, 2008, we issued $300,000 of secured promissory notes to six individuals, two of whom were related parties at the time of issuance.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due on September 1, 2009 and are secured by all of our assets.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and our failure to repay the notes when they matured constitute events of default under the notes.  As a result of the event of default, the noteholders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral.  The secured lenders filed a lawsuit in November 2, 2011 as a result of the defaults described herein. See Item 1 – Legal Proceedings.  We are attempting to negotiate with our secured lenders for an extension or other resolution.  We can provide no assurance that we will obtain an extension or other resolution.

In May 2011, we completed the Financing which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt. The proceeds were raised through the sale of the Bridge Notes and Bridge Warrants.  The Bridge Notes mature in May 2012, and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of November 10, 2011, we are in default under the Bridge Notes because we have not made the interest payment that was due on July 1, 2011 in the aggregate amount of $34,670 or the interest payment that was due on October 1, 2011 in the aggregate amount of $58,650.

ITEM 5.  OTHER INFORMATION

(a) Form 8-K Information

GEL Properties Note

On August 10, 2011, the Company entered into an agreement with GEL Properties, Inc., an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 6% convertible redeemable secured note in the principal amount of $75,000 (the “Note”).

The Note matures on August 10, 2012 (the “Maturity Date”) and bears interest at the annual rate of 6%.  Interest must be paid by the Company in shares of common stock at the conversion price.  The Company is not required to make any payments until the Maturity Date although the Company has the ability to repay the Note at any time at 150% of the unpaid principal amount upon five days prior written notice to the Investor.

The Investor may convert, at any time after February 10, 2012, the outstanding principal on the Note into shares of the Company’s common stock (“Common Stock”) at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the Common Stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.

Robert Smith Termination

Effective August 31, 2011, the Company terminated Robert Smith as President.

ITEM 6.  EXHIBITS

10.01	Convertible Redeemable Secured Note, dated August 10, 2011, issued by Paxton Energy, Inc. to GEL Properties, Inc.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

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

PAXTON ENERGY, INC.

Date: November 14, 2011	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr. Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)