Form 10-K
period 2011-12-31
WORTHINGTON ENERGY, INC.
filed 2012-04-16
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 000-52590

WORTHINGTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1399613
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
220 Montgomery Street, #1094 San Francisco California	94104	(775) 588-5390
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, based on the closing sales price of the common stock as quoted on the OTC Bulletin Board was $3,504,607.26. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 13, 2012, there were 103,148,375 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Worthington Energy, Inc. (“Worthington”) and its wholly-owned subsidiary, as follows, collectively referred to as “we”, “us” or the “Company”: PaxAcq Inc., a Louisiana corporation (“PacAcq”).

Glossary of Oil and Gas Terms

The following are the meanings of some of the oil and gas industry terms that may be used in this Annual Report.

Bbl:    a barrel of 42 U.S. gallons of oil.

Bcf:    One billion cubic feet of natural gas.

Bcfe:    One billion cubic feet of natural gas equivalent, using a ratio of six Mcf to one Bbl of crude oil and NGLs.

Block:  Subdivision of an area for the purpose of licensing to a company or companies for exploration/production rights.

Bopd:    Barrels of oil per day.

Completion:  The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Crude oil: A general term for unrefined petroleum or liquid petroleum.

Developed reserves: Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or for which the cost of required equipment is relatively minor when compared to the cost of a new well.

Dry hole:  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

Exploration:  The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well.  Appraisal, development and production phases follow successful exploration.

Exploratory well:  A well drilled to find and produce oil and gas reserves that is not a development well.

Farm-in or farm-out: An agreement under which the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field:  An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation:  An identifiable layer of rocks named after the geographical location of its first discovery and dominant rock type.

Gross acres or gross wells: The total acres or wells, as the case may be, in which a working interest is owned.

Hydrocarbon:  A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane [CH4], but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

MBoe:    One thousand barrels of oil equivalent.

MCF: Thousand cubic feet.

Mcf/d:    One thousand cubic feet of natural gas per day.

MMBbls:    One million barrels of crude oil or other liquid hydrocarbons.

MMBoe:    One million barrels of oil equivalent.

MMscf/d:    One million standard cubic feet of natural gas per day.

Natural gas liquids or NGLs:    The combination of ethane, propane, butane and natural gasolines that may be removed from natural gas as a liquid under certain levels of pressure and temperature. Most NGLs are gases at room temperature and pressure.

Net acres or net wells: The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.

Net revenue interest (NRI):  The portion of oil and gas production revenue remaining after the deduction of royalty and overriding royalty interests.

Operator:  The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

Participation interest:  The proportion of exploration and production costs each party will bear and the proportion of production each party will receive, as set out in an operating agreement.

Play:  A group of oil or gas fields or prospects in the same region that are controlled by the same set of geological circumstances.

Plugging and abandonment: Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Present Value or PV-10:    When used with respect to oil and natural gas reserves, present value or PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Probable reserves:  Reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Production:  The phase that occurs after successful exploration and development and during which hydrocarbons are drained from an oil or gas field.

Productive well: A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Prospect:  A specific geographic area, which based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed reserves: Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

Proved properties: Properties with proved reserves.

Proved reserves: The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Proved undeveloped reserves: Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Recompletion:  After the initial completion of a well, the action and technique of re-entering the well and repairing the original completion or completing the well in a different formation to restore the well’s productivity.

Reserves: Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date by application of development prospects to known accumulations.

Reservoir:  A subsurface, porous, permeable rock formation in which oil and gas are found.

Royalty interest: An ownership interest in the portion of oil, gas and/or minerals produced from a well that is retained by the lessor upon execution of a lease or to one who has acquired possession of the royalty rights, based on a percentage of the gross production from the property free and clear of all costs except taxes.

Seismic:  Pertaining to waves of elastic energy, such as that transmitted by P-waves and S-waves, in the frequency range of approximately 1 to 100 Hz. Seismic energy is studied by scientists to interpret the composition, fluid content, extent and geometry of rocks in the subsurface. "Seismic," used as an adjective, is preferable to "seismics," although "seismic" is used commonly as a noun.

Shut-in:  Not currently producing.

Unproved properties: Properties with no proved reserves.

Working interest:  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

Nature of Business

We are an oil and gas exploration and production company with assets in Texas and in the Gulf of Mexico. Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C. (“Bayshore”). Our assets in the Gulf of Mexico consist of a leasehold working interests in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet; and a 10.35% interest in the recently drilled I-1 well and a 2% royalty interest in 14,400 acres in the Mustang Island Tract 818.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated. In the Gulf of Mexico we have a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Vermillion 179 tract and 10.35% interest in the recently drilled I-1 well and a 2% royalty interest in 14,400 acres in the Mustang Island Tract 818.  As of December 31, 2011, we had one producing well that generated average total monthly net revenue to us of approximately $463.

We are seeking to make additional acquisitions that are currently producing oil in the United States as a way to increase our cash flow. Other than as disclosed herein, we currently do not have any contracts or agreements to acquire additional companies and/or working interests in existing wells, and no assurances can be given that we will identify or acquire such additional acquisitions on terms acceptable to us, if at all. Additional acquisitions could result in the issuance of equity or debt securities, either directly or indirectly to raise funds for such acquisitions.

Organization

We were organized under the laws of the State of Nevada on June 30, 2004 under the name Paxton Energy, Inc. During August 2004, shareholder control of our company was transferred, a new board of directors was elected and new officers were appointed. These officers and directors managed us until March 17, 2010 when we entered into the Change of Control Agreement. On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO (Chief Executive Officer) and Chairman of the Board of Directors and James E. Burden as President and Secretary. In June 2011, we appointed Paul Jordan as an outside director. Effective January 27, 2012, we changed our name to Worthington Energy, Inc.

Recent Developments

Black Cat Acquisition

On March 27, 2012, we acquired certain assets from Black Cat Exploration & Production, LLC, a Texas limited liability company (“Black Cat”) pursuant to the Asset Sale Agreement, entered into on November 17, 2011 and amended on March 5, 2012 between us and Black Cat. Pursuant to the terms of the agreement, Black Cat sold us a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a junior secured promissory note to Black Cat for $1,075,000 (the “Black Cat Note”) and agreed to issue 45 million shares of our common stock, of which 22.5 million were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.

$100,000 of the Black Cat Note is due May 31, 2012 and the balance being due at the later of: (i) June 25, 2012; or (ii) thirty (30) days after production commences on the Mustang Island Well. The Black Cat Note is secured by a deed of trust covering the properties, which is junior to the deed of trust securing $277,500 of additional financing provided to the Company, which amount shall increase to $305,000 in the event of a default under the secured note.

Business Strategy

The execution of any strategy for the future benefit of the company will require additional funds, which we do not currently possess. If we are able to raise such necessary additional funds, our strategy will be to acquire existing revenue-generating production with proven undeveloped reserves and to evaluate the area surrounding the Cooke Ranch to determine an appropriate strategy in an effort to increase our production and cash flow and build reserves through acquisition, exploration, and development drilling. The principal components of our business strategy are:

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

Mustang Island

The Mustang Island 818-L Field, located in the Kleberg County waters of the Gulf of Mexico, is a field re-habilitation project targeting bypassed or only partially produced gas-condensate.  The Mustang Island gas field was drilled and produced by Samedan Oil Corp in the 1980s, based on 2D seismic mapping.  At abandonment, some 25 wells had been drilled targeting several stacked clastic reservoir sands grouped as the ‘A’, ‘B’, ‘G’ and ‘I’ sands.  At the time of abandonment, the field had produced a total of 138.9 Bcf of gas between January 1980 and February 1995.  This includes production from the D1 and D2 wells, which are outside of the seismic area and therefore not taken into consideration for this evaluation.  Total production from the wells within the seismic coverage was 125.6 Bcf.

District 2
MATAGORDA
GALVESTON LB
CALHOUN
ARANSAS
NUECES
KLEBERG
KENEDY
WILLACY
MUSTANG IS SB
MUSTANG IS LB
N PADRE IS LB
N PADRE IS E ADD
NUECES
KLEBERG
MUSTANG IS SB
MUSTANG IS LB
Block 818

The ‘I’ sands, which lie at depths in excess of 11,000 feet, are the primary targets for the initial phases of development of wells within the Mustang Asset. Based on the structures mapped, each of three fault blocks has a structural high, which is likely to be where remaining gas will accumulate. In each fault block, none of these structural highs has been drilled by any of the existing well stock, further supporting the idea of remaining gas being present. For this reason, three new wells are recommended in the outline field development plan to test and subsequently produce the remaining gas volumes.

Connection of the wells will be into the existing infrastructure which is itself connected to the Six Pigs processing facility onshore on Padre Island, Texas. The infrastructure (mini platform, flow-lines, main 20 inch export line to Six Pigs and the Six Pigs processing facility itself) is believed to be in good order.

2011 Operations on the Mustang Island 818-L Asset

In January 2011, the Hercules Offshore 205 jack-up rig was contracted to re-enter the I-Well on the Mustang License Area which was considered to be the most likely of the historic well sites to provide optimum re-entry conditions. The I-1 Well re-entry and side-tracking operation was completed in March 2011, leaving it ready to complete in sand horizons I-1 to I-6. Production and flow testing was carried out during June 2011. The well re-entry program was led by Dominion Operating LLC as the operator. Costs for the drilling and testing were approximately $7.9 million.

Under test, the I-1 Well flowed at up to 2MMscf/d gas with associated but unstable liquids flow. This is expected to increase as the I-1 Well is cleaned up and stabilized. Although it is hoped that production will start earlier, our internal projections assume a production rate of 4MMscf/d gas and 160 bbls/d oil, starting in late April 2012, which is consistent with the expected increase after an initial production period of 45-60 days. In the event that production rates are less than these projections, we believe that additional zones can be perforated and produced which may therefore enable the projected production rates to be achieved.

Gas and oil produced from the I-1 Well is proposed to be connected to pipeline infrastructure and tied- in via a subsea tree, constructed for the purpose and then transported to the Six Pigs gas facility.

The initial production will come from the I-5 sands which are perforated at 11,118 to 11,124 feet. Production is anticipated to begin in the second quarter of 2012. Laredo Offshore, Galveston, Texas was contracted for completion, tie in and hazard survey including platform and facilities for $3,350,000.

It is proposed to drill three or four additional wells with product flowing through the I-1 well facility.   The I-1 well has five potential productive zones. It is proposed to commence with the I-5 sands and work up the hole as sands deplete.

VM 179

The oil and gas leases are located in the VM 179, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana, adjacent to Exxon's VM 164 #A9 well. No drilling or production has commenced as of yet, and we have the option of being the operator at VM 179 or engaging another party as operator.

VM 179 is at 85’ water depth approximately 46 miles offshore Louisiana in the Gulf of Mexico.  Virgin Offshore USA acquired the 547 acre lease in May 2004.  Much of VM 179 is impacted by a large regional salt dome.  Salt domes are geologic features that are commonly associated with the presence of oil and gas reserves in the U.S. Gulf Coast and Gulf of Mexico, and production in the blocks adjacent to VM 179 is largely from the flanks of that same regional salt dome.    Cumulative production from VM Block 178, to the east of VM 179, totals 55.2 Bcfe and 232 Mboe.  Cumulative production from VM Block 164, to the north of VM 179, totals almost 15 MMboe and 58.5 Bcfe.

We are proposing a single well on VM 179 to capture reserves in (i) the Lentic K-2 Sand, which is currently being produced by the Exxon VM Block 164 and (ii) the 7400’ Sand, which was encountered by a previously drilled well in the area.  Exxon drilled the VM Block 164 #A9ST2, adjacent to our proposed lease line well location, in September 2005, completing the well in the K2 Sand in November 2005.  It is believed that the Exxon well will be limited in its capacity to capture all of the reserves in the K-2 Sand because of its structural location in the reservoir, which is below, or “down dip,” of the proposed lease line well in the K-2 Sand.

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

Cooke Ranch Activities

Cooke No. 3 Well

As a result of agreements reached in 2005 and 2006, we have retained an 8.50% working interest (5.95% net revenue interest) in the Cooke No. 3 well, and an 11.75% working interest (8.8125% net revenue interest) in the balance of the 8,843-acre Cooke Ranch leases outside the Cooke No. 3 well and 40-acre drilling site.

In an effort to increase production from deeper reservoirs, in February 2008, we began operations to test the Cooke No. 3 well in the Pearsall formation at approximately 13,100 feet. During the original drilling of this well in 2005, drilling encountered over 600 feet of Pearsall formation, which the operators believed warranted a further test. Due to re-entry difficulties encountered during those operations, however, we decided to re-complete the well in the Escondido formation and review our options to test the Pearsall formation at 1300 feet at a later date. As of March 31, 2008, the Cooke No. 3 well had been re-completed and was producing intermittently from a depth of approximately 6700 feet in the Escondido formation. The Cooke No. 3 well produced intermittently at that depth in the Escondido from March 2008 to April 2008. In April 2008, the Cooke No. 3 well was shut-in due to mechanical issues. In early March 2009, we put the Cooke No. 3 back into production. During 2011, we received $58 of net revenue from this well and paid $774 in lease operating expenses.  There has been no production from the Cooke No. 3 well since May 2011.

Cooke No. 2 Well

On October 12, 2006, we reached an agreement with Bayshore to bear 25% of the actual costs of re-completing the Cooke No. 2 well on the Cooke Ranch, estimated at approximately $500,000 for 100% of the working interest, in order to acquire a 25% working interest (18.75% net revenue interest) in the well and related 160 gross-acre drilling site. Bayshore re-completed the well in an approximately 45-foot section at a depth of approximately 6,400-6,445 feet in the Escondido formation and in November 2006 initiated production as it completed the installation of a tank battery and construction of gas-gathering system and an approximately 4,000-foot pipeline connection. We re-entered and re-completed the Cooke No. 2 well in August 2007 and re-established production from that well in October 2007. During 2011, we received $1,217 of net revenue from this well and paid $441 in lease operating expenses. The Cooke No. 2 well has been shut in since February 2011.

Cooke No. 6 Well

The Cooke No. 6 well began production in September 2007. We held a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 6 well at the time of its completion. Our share of the drilling and completion costs for the Cooke No. 6 well was $260,337, of which $117,508 had been paid as of September 2008. On September 1, 2008, we sold a 21.75% working interest to an unrelated third party, leaving us with a 10.00% working interest and a net revenue interest of 7.50%. During 2011, we received $1,053 of net revenue from this well and paid $176 in lease operating expenses. The Cooke No. 2 well has been shut in since February 2011.

Cartwright No. 3

In the third quarter of 2008, the Cartwright No. 3 was placed into production through a farm-out arrangement with Carrizo Exploration, Inc.  We have a 4.0% working interest and 3.0% net revenue interest in the Cartwright No. 3 well.  During 2011, we received $5,550 of net revenue from this well and paid $3,953 in lease operating expenses.

Cooke No. 5 Well

The Cooke No. 5 well, located approximately 1,200 feet northwest of the Cooke No. 3 initial well, reached a total depth of 6,850 feet on September 3, 2006. Bayshore completed this well for production in an approximately 200-foot section in the Escondido formation below a depth of approximately 6,650 feet and in November 2006 initiated production as it completed the installation of a tank battery and gas-gathering system and pipeline connection. We hold a 31.75% working interest (23.8125% net revenue interest) in the Cooke No. 5 well. The Cooke No. 5 well is currently shut in and we received no revenue from this well and incurred no lease operating expenses during the year ended December 31, 2011.

Cartwright No. 1

The Cartwright No. 1 well was drilled to a total depth of 6,950 feet in the 40-acre drill-site spacing location adjacent to the Cooke No. 3 well in March 2006. We hold a 31.75% working interest (23.8125% net revenue interest) in the Cartwright No. 1 well. The Cartwright No. 1 well is currently shut in and we received no revenue from this well and incurred no lease operating expenses during the year ended December 31, 2011.

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

In 2010 and 2011, we participated in activities related to the following wells, with the interests and results indicated as of December 31, 2011:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	8.5000%	5.9500%	6,660	Escondido	Not Producing
Cooke No. 2	25.0000	18.5000	6,400	Escondido	Shut in
Cooke No. 6	10.0000	7.5000	6,671	Escondido	Shut in
Cartwright No. 3	4.0000	3.0000	6,800	Escondido	Producing
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Shut in
Cartwright No. 1	31.7500	23.8125	6,950	Escondido	Shut in

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2011	2010	2009
Production
Net oil production (Bbls)	73	170	241
Net gas production (Mcf)	442	627	945
Total production (Boe) (1)	147	275	399
Average sales price per Bbl of oil	$85.48	$71.45	$58.91
Average sales price per Mcf of gas	$3.70	$4.49	$3.43
Average sales price per Boe	$53.71	$54.50	$44.12
Average production cost per Boe	$36.44	$37.23	$44.08

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of December 31, 2011, expressed separately for oil and gas.  All of our productive wells are located in Texas.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net

Texas	1	0	0	0

A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well.  A dry well, or a hole, is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one.  The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.  The “completion” of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2011:

Texas & Louisiana	Gross	Net
Developed Acreage Texas (LaSalle)	240	44
Undeveloped Acreage Texas (LaSalle)	11,131	3,534
Undeveloped Acreage Louisiana (VM179)	547	383
Total	11,918	3,961

Drilling Activity

	2011	2010
Drilling activity
Net productive exploratory wells drilled	0	0
Net dry exploratory wells drilled	0	0

During 2011, the Company participated in the drilling of no new wells.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2011 and 2010

	December 31, 2011 Reserves		December 31, 2010 Reserves
	Oil	Natural Gas	Oil	Natural Gas
Reserves category	(bbls)	(mcf)	(bbls)	(mcf)
PROVED
Developed
United States	0	0	0	0
Undeveloped
United States	407,635	1,151,452	0	0
TOTAL PROVED	407,635	1,151,452	0	0

Proved Undeveloped Reserves

There were material changes in our proved undeveloped reserves (“PUDs”) during 2011. We are currently seeking additional funding and/or partners to drill these locations within the next year.  We do not have material concentrations of PUDs in individual fields or countries that have remained undeveloped for five years or more after disclosure as PUDs.

The technical person in charge of the preparation and oversight of our reserve estimates is James E. Hubbard, a petroleum engineer who founded and is the president of a multi-disciplined engineering firm that offers a total package of services to the oil and gas industry in Gulf of Mexico and Alabama, Alaska, Colorado, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming.  He has over 40 years of experience in the oil and gas industry.  A graduate of Washington State University, he worked four years at Hibernia Bank, 12 years for Exxon Company, USA, 13 years at Schlumberger Technology Corporation and Graham Resources, Inc. before forming his own engineering firm. He is a member of the Society of Petroleum Engineers. He is a registered petroleum engineer in the state of Louisiana. He has extensive experience in economic and reservoir evaluation for acquisitions, producing properties and undeveloped prospects. He is not an employee of ours and does not have an equity position in our oil and gas development.  We believe his independence allows him to be objective in the preparation and oversight of our reserve estimates.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates is our Chief Executive Officer, Charles F. Volk, Jr.  Mr. Volk has been involved with the oil and gas industry for over 20 years, including serving as the general partner of various oil & gas drilling and exploration partnerships and as President and Chairman of two oil and gas companies, including ours.  He is the sole person in our company that reviews and approves the reserve estimates.

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

We currently do not maintain insurance to cover operational hazards, but rely on the insurance that the operators are required to maintain under our agreements. The operators of the wells in which we have interests are required to maintain $1.0 million worker’s compensation, $4.0 million employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, bodily injury, and property damage insurance coverage for joint operations on areas in which we have interests.  We cannot assure that we could obtain or that the operators or our contractors will be able to continue to obtain insurance coverage for current or future activities. Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.

The insurance maintained by the operators or our contractors does not cover all of the risks involved in oil and gas exploration, drilling, and production and, if coverage does exist, may not be sufficient to pay the full amount of such liabilities. We may not be insured against all losses or liabilities that may arise from all hazards because such insurance may not be available at economical rates, the respective insurance policies may have limited coverage and other factors. For example, insurance against risks related to violations of environmental laws is not maintained. The occurrence of a significant adverse event that is not fully covered by insurance could have a materially adverse effect on us. Further, we cannot assure that adequate levels of insurance will be maintained for our benefit in the future at rates we consider reasonable.

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

Oil and Gas Leases

The properties in which we have and are likely to obtain interests in Texas and Louisiana are and will likely be held under oil and gas leases standard in the oil and gas industry. Such leases provide for the payment of royalty to the property owner and generally govern the manner in which activities are to be conducted. We believe the operations on the leases in which we have an interest comply with all material provisions of such regulations.

Title to Properties

All of our working interests are, and working interests acquired in the future likely will be, held under leases from third parties. The operator of the project typically obtains a title opinion concerning such properties prior to the commencement of drilling operations. We are advised that Bayshore has obtained such title opinions or other third-party review on all of the producing properties in which we have an interest and believe that we have satisfactory title to all such properties sufficient to meet standards generally accepted in the oil and gas industry. Our oil and gas counsel, Jones, Walker, Waechter, Poitevent, Carrère & Denègre, L.L.P., conducted a title review of the Vermilion Block 179 property. Black Cat's counsel commissioned a landman to conduct a title review of the Mustang Island property. We relied on the results of that title review in proceeding with the Mustang Island transaction.

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

Employees

As of April 1, 2012, we had two full time employees, which were our Chief Executive Officer and an investor relations coordinator.  In addition, pursuant to the Black Cat acquisition agreement, we are to recommend to our Board of Directors, within 30 days of closing, that we engage Anthony Mason as President and Chief Executive Officer.  From time to time, we may engage technical consultants to provide specific geological, geophysical, and other professional services.  None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

ITEM 1A - RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are currently in default under various secured promissory notes.  If we are unable to raise funds to repay the secured promissory notes, the investors have the right to take possession of our assets securing the repayment of such notes.  If we are unable to repay the notes, we may be unable to satisfy our liquidity requirements and continue our operations as a going concern.

In May 2011, we issued the Bridge Notes in the face amount of $2,550,000 to 34 accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D.  The Bridge Notes bear interest at the default rate of 18% per annum, which is payable quarterly in arrears, mature one year from the date of issuance, and are convertible at the holder’s option at any time into common stock at a conversion price of $0.0169 per share.  As of April 13, 2012, all of the Bridge Notes are outstanding and in default because we have not made interest payment through March 31, 2012 in the aggregate amount of $385,295.

The Bridge Note holders were granted a security interest in the form of a Mineral Mortgage whereby the Bridge Note holders secured a first priority lien on all assets we acquired from Montecito Offshore, L.L.C. (“Montecito”) pursuant to the Asset Sale Agreement, entered into on March 28, 2011 and amended on April 7, 2011 and May 2, 2011 (the “Montecito Agreement”) between us and Montecito.  In connection with the Montecito Agreement, we issued to Montecito a subordinated promissory note in the amount of $500,000 (the “Montecito Note”), which provides a second priority security interest in all of the assets of Montecito acquired pursuant to the Montecito Agreement, subordinated to the security interests of the Bridge Notes.  The Montecito Note matured in September 2011 and remains unpaid.  We currently do not have the ability to pay either the Montecito Note or the Bridge Notes.  As a result of our defaults, the Bridge Note Investors have the right to take possession of the collateral, to operate the VM 179 business using the collateral, have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements or may force us into a foreclosure proceeding pursuant to which the assets could be sold in order to satisfy the amounts due.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We had minimal revenues and incurred net losses of $6,897,552 and $4,154,493 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 we had an accumulated deficit of $19,135,276. We expect to continue incurring net losses for the foreseeable future. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable, and will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2012.

In their report dated April 16, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses from operations, negative cash flows from operating activities and a working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We will require additional funds to implement our proposed business plan, including drilling operations on the VM 179 well, covering expenditures in excess of our current commitments for our share of costs related to the exploration and development of our current and future leasehold interests and for current working capital.  We anticipate that we will require up to approximately $10 million to fund our drilling program, completion program on VM 179 and continue operations for the next twelve months, depending on revenues from operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our drilling plans and possibly cease our operations. While we have had discussions for debt financing to fund any additional amounts required for exploration and development or possible acquisition of additional prospect interests, including amounts necessary to pursue development of VM179 and acquire additional producing properties, we may have to obtain such funds through the sale of additional equity securities.  Any additional equity financing may involve substantial dilution to our then existing shareholders. Our board of directors can authorize the sale of additional equity securities without stockholder consent. The unavailability of adequate financing on acceptable terms could have a material adverse effect on our financial condition and on our continued operation. Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

A lawsuit has been filed against us to rescind our acquisition of certain leases.  Defending the lawsuit could be expensive and time consuming and if we are not successful, it could have a material adverse effect on our operations.

In May 2011, we completed our acquisition of certain assets from Montecito Offshore, L.L.C. (“Montecito”) pursuant to the Asset Sale Agreement, entered into on March 28, 2011 and amended on April 7, 2011 and May 2, 2011 (the “Montecito Agreement”) between us and Montecito.  Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell us a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases owned by Montecito, for $1,500,000, a subordinated promissory note in the amount of $500,000, and 15 million shares of our common stock.  In December 2011, Montecito filed a lawsuit against us seeking to rescind the transaction.

We intend to vigorously defend this lawsuit.  Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. Although we feel strongly in our position, any outcome of litigation is uncertain. An adverse determination in litigation could result in substantial loss of assets and require the payment of fees and expenses, which would have a material adverse effect on our operations.

Although we have the option of being the operator or engaging a third-party operator at our oil and gas lease sites located in the Vermillion 179 tract where no drilling or production has commenced as of yet, we are not the operator of our Texas properties, so we have no control and limited influence over our current exploration, development, and production activities over our Texas working interests.

We are not the operator of the Texas properties in which we have an interest, so we are dependent on the financial and technical resources, initiative, and management of the operator, Bayshore.  In addition, while we have the option of being the operator on the VM 179 property, we may elect to have a third-party operator since we do not have any experience operating oil and gas sites. As the operator initiates drilling and other activities, we only have the right to elect whether to participate in specific proposed activities by bearing our working-interest share of expenses or to withhold participation, in which case we would not bear related costs or share in any resulting revenues.  We have very limited rights to propose drilling or other activities.  We rely to a significant extent on the initiative, expertise, and financial capabilities of the operators of our wells.  The failure of an operator to proceed with exploration and development or to perform its obligations under contracts with us could prevent us from continuing to drill in an effort to establish production and reserves and recover our current or future investment in our properties.  In addition, operators typically have oil and gas interests in which we do not participate.  If an operator’s separately held interests should become more promising to them than interests held with us, such operator may focus its efforts, funds, expertise, and other resources elsewhere.  In addition, should our relationship with an operator deteriorate or terminate, our oil and gas exploratory programs may be delayed significantly.

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

Current global financial conditions have been characterized by increased volatility, which could have a material adverse effect on our business, prospects, liquidity and financial condition.

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

Currently, we have four directors, two of whom are also executive officers.  We rely on manual systems without independent officers and employees to implement full, formal, internal control systems.  Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity.  This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

If we are unable to identify and complete future acquisitions, we may be unable to grow.  There is no assurance that any future acquisitions will be a profitable venture.

We intend to expand our operations through targeted strategic acquisitions, such as the acquisition of VM 179.  However, we may not be able to identify additional suitable acquisition opportunities. The process to identify and conduct due diligence on possible acquisitions requires significant time, attention, and resources of management, which may not result in any benefits to us.  Moreover, there is no guarantee that we can acquire properties which we may identify in the future on reasonable terms or at all. For example, the Merger Agreement with Virgin recently terminated as a result of our inability to obtain financing, which was a condition to closing.  Furthermore, if acquired, there is no assurance the venture will prove profitable. If we are unable to complete attractive acquisitions, our growth may slow or decline in the future.

Future acquired companies could be difficult to assimilate, disrupt our business, diminish stockholder value and adversely affect our operating results.

Completing acquisitions may require significant management time and financial resources because we may need to assimilate widely dispersed operations with distinct corporate cultures. Our failure to manage future acquisitions successfully could seriously harm our operating results. Also, acquisitions could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by issuing equity securities. In addition, acquisitions expose us to risks such as undisclosed liabilities, increased indebtedness associated with an acquisition and the potential for cash flow shortages that may occur if anticipated financial performance is not realized or is delayed from such acquired companies.

RISKS RELATED TO OUR INDUSTRY

Our exploration for oil and gas is risky and may not be commercially successful, and the 3D seismic data and other advanced technologies we use cannot eliminate exploration risk, which could impair our ability to generate revenues from our operations.

Our future success will depend on the success of our exploratory drilling program.  Oil and gas exploration involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities.  It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators.  They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible.  In addition, the use of 3D seismic data becomes less reliable when used at increasing depths.  We could incur losses as a result of expenditures on unsuccessful wells.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from operations.

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.

In addition, economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future consolidated operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We intend to obtain insurance with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on investment.

The marketability of natural resources will be affected by numerous factors beyond our control.

The markets and prices for oil and gas depend on numerous factors beyond our control. These factors include demand for oil and gas, which fluctuate with changes in market and economic conditions, and other factors, including:

●	worldwide and domestic supplies of oil and gas;
●	actions taken by foreign oil and gas producing nations;
●	political conditions and events (including instability or armed conflict) in oil-producing or gas-producing regions;
●	the level of global and domestic oil and gas inventories;
●	the price and level of foreign imports;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline or other takeaway capacity;
●	weather conditions;
●	domestic and foreign governmental regulations and taxes; and
●	the overall worldwide and domestic economic environment.

Significant declines in oil and gas prices for an extended period may have the following effects on our business:

●	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
●	cause us to delay or postpone some of our capital projects;
●	reduce our revenues, operating income and cash flow; and
●	limit our access to sources of capital.

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

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

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

Exploration activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

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

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

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

Title to natural gas and oil interests is often not possible to determine without incurring substantial expense. An independent title review was completed with respect to certain of the more valuable natural gas and oil rights acquired by us and the interests in natural gas and oil rights owned by us. Also, legal opinions have been obtained with respect to the spacing units for the wells that have been drilled to date and which we have operated. However, no assurance can be given that title defects do not exist. If a title defect does exist, it is possible that we may lose all or a portion of the properties to which the title defect relates. Our actual interest in certain properties may therefore vary from our records.

Operational hazards for which we do not maintain insurance are inherent in the exploration, drilling, and production of oil and gas.

Usual operational hazards incident to our industry include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations.  We do not maintain insurance to cover operational hazards, but rely on our agreements that require the operator of the properties in which we have an interest to maintain $1.0 million workers’ compensation, $1.0 employer’s and general liability, $2.0 million aggregate general liability, $5.0 million well control, and $5.0 million bodily injury and property damage insurance coverage.  The insurance policies purchased under this covenant include us as the owner of a non-operating working interest as an insured under such policies.  We cannot assure that we could obtain or that the operators or our contractors will be able to continue to obtain insurance coverage for current or future activities.  Further, we cannot assure that any insurance obtained will provide coverage customary in the industry, be comparable to the insurance now maintained, or be on favorable terms or at premiums that are reasonable.  The insurance maintained by the operators or our contractors does not cover all of the risks involved in oil and gas exploration, drilling, and production, and if coverage does exist, may not be sufficient to pay the full amount of such liabilities.  We may not be insured against all losses or liabilities that may arise from all hazards because such insurance may not be available at economical rates; the respective insurance policies may have limited coverage, and other factors.  For example, insurance against risks related to violations of environmental laws is not maintained.  The occurrence of a significant adverse event that is not fully covered by insurance or for which the coverage is insufficient to cover aggregate losses could expose us to liability because we may be responsible for our working interest share of the damages in excess of any related insurance coverage.  Further, we cannot assure that adequate levels of insurance will be maintained for our benefit in the future at rates we consider reasonable.  The occurrence of any of these risks could lead to a reduction in our value and the loss of investments made by purchasers of our stock.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

RISKS RELATED TO OUR COMMON STOCK

There are a large number of shares underlying our convertible securities that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 31, 2012, we had 103,056,505 shares of common stock issued and outstanding and $417,000 of principal amount of convertible debentures outstanding that are convertible into shares of common stock at a discount to the current market price at the time of conversion.  At March 31, 2012, these debentures were convertible into approximately 24 million shares of common stock.   In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures will increase if the market price of our stock declines.

Furthermore, we have $2,550,000 of principal face amount of convertible debentures that are convertible into common stock at a fixed conversion price, which is subject to adjustment in the event that we issue stock for a price per share below the then current conversion price.  Those debentures are currently convertible into shares of common stock at a price per share of $0.0169, or approximately 151 million shares if fully converted, not including accrued interest. In addition, we have warrants and options outstanding that are exercisable into approximately 45.5 million shares.

Substantially all of the shares issuable upon conversion of the outstanding convertible debentures may be sold without restriction pursuant to Rule 144. The sale of these shares may adversely affect the market price of our common stock. We currently have insufficient common shares available to enable the conversion of our convertible debt.

The continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

Some of our convertible debentures are convertible into shares of our common stock at a discount ranging between 30% and 50% from the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of our outstanding convertible securities may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their convertible debentures if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

It is anticipated that there will be a limited trading market for our common stock on the Over-the-Counter Bulletin Board (“OTCBB”).  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCBB may fluctuate widely.  As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities.  This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	fluctuations in revenue from our oil and gas business as new reserves come to market;
•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our consolidated results of operations and financial condition.

We do not anticipate paying dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our consolidated financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and confirm the investment experience and objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

If we or our existing shareholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

If we or our existing shareholders sell a large number of shares of our common stock, or the public market perceives that we or our existing shareholders might sell shares of common stock, particularly with respect to our affiliates, directors, executive officers or other insiders, the market price of our common stock could decline significantly.

In the future, we may issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, or to raise capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Our officers, directors and principal shareholders own a substantial interest in our voting stock and Investors will not have any voice in our management.

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 64.2% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 220 Montgomery Street, #1094, San Francisco CA 94104-3413.  Our telephone numbers are (775) 588-5390, (415) 529-3480 and (800) 313-9150, and our facsimile number there is (775) 588-6350.  This space includes approximately 1,461 square feet of office space.  The lease expires in May 2016.  The base rent is as follows:

Lease Period	Amount Per Month
June 15, 2011 – June 30, 2011	$1,948.00
July 1, 2011 – June 14, 2014	$3,652.50
June 15, 2014 – June 14, 2015	$3,896.00
June 15, 2015 – May 31, 2016	$4,017.75

In addition, we are required to pay 0.34% of the increase in operating expenses and tax expenses of the building over the cost of such expenses in calendar year 2011.

See “Item 1.  Description of Business” for descriptions of our oil and gas properties.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3 - LEGAL PROCEEDINGS

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640.  In this action, the plaintiff seeks to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 15,000,000 shares of the Company’s common stock.  The Company has filed a motion to dismiss the case on the grounds that plaintiff’s petition states no cause of action for contractual rescission of the asset sale transaction. The Company intends to vigorously defend against this action.

Auction Specialists Litigation

On or about November 2, 2011, several debt holders of the Company filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City against the Company by filing a Complaint.  The case is Auction Specialists, et al. v. Paxton Energy, Inc., Case No. 11 0C003451B.  In this action, the plaintiff seeks a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement.  The Company has filed an answer denying the allegations.  The Company believes that the claims for this lawsuit were sold to Ironridge as part of the disclosure below and has contacted Ironridge to have the lawsuit dismissed.

Ironridge Litigation

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407.06 in outstanding accounts payable and other outstanding liabilities (the “Accounts Payable”) that Ironridge purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case is Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

The Order provides for the issuance by the Company of 10,150,000 shares of common stock (the “Initial Shares”) to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge will retain 1,000,000 shares of the Company's common stock, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every 4.2 million shares of the Company's common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

However, the Order provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

 The issuance of the shares pursuant to the Order is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “WGAS.” Prior to February 3, 2012, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “PXTE.”  For the periods indicated, the following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2010
	High	Low
First Quarter	$0.36	$0.02
Second Quarter	$0.32	$0.14
Third Quarter	$1.23	$0.13
Fourth Quarter	$0.40	$0.10

	Fiscal Year 2011
	High	Low
First Quarter	$0.20	$0.05
Second Quarter	$0.25	$0.13
Third Quarter	$0.18	$0.03
Fourth Quarter	$0.08	$0.03

On April 13, 2012, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.02 per share. On April 13, 2012, there were 129 holders of record of our common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

Stock Issuances

On October 12, 2011, we issued 457,143 shares of common stock to Asher Enterprises, Inc. upon the conversion of $8,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 17, 2011, we issued 571,429 shares of common stock to Asher Enterprises, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 28, 2011, we issued 598,802 shares of common stock to Asher Enterprises, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 8, 2011, we issued 839,506 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,000 of an outstanding convertible promissory note and $1,600 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Asher I Financing

On November 14, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of an 8% convertible debenture in the principal amount of $35,000 (the “Asher I Debenture”).

The Asher I Debenture matures on August 16, 2012 (the “Asher I Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Date.

Asher is permitted to convert, starting on May 12, 2012, the outstanding principal and accrued interest on the Asher I Debenture into shares of common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher I Debenture and receive shares of our common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

What Happened I Financing

On November 21, 2011, we entered into a Subscription Agreement with What Happened LLC, an accredited investor (“WH LLC”), providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $20,000 (the “WH I Debenture”).

The WH I Debenture matures on August 3, 2012 (the “WH I Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the WH I Maturity Date.

WH LLC is permitted to convert the outstanding principal and accrued interest on the WH I Debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of our common stock during the 10 trading days immediately preceding the conversion date.

WH LLC agreed to restrict its ability to convert the WH I Debenture and receive shares of our common stock such that the number of shares of common stock held by WH LLC in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

What Happened II Financing

On December 1, 2011, we entered into a Subscription Agreement with WH LLC providing for the sale by us to WH LLC of (i) an 8% convertible debenture in the principal amount of $10,000 (the “WH II Debenture”) and (ii) a common stock purchase warrant to purchase 100,000 shares of our common stock (the “WH Warrant”).

The WH II Debenture matures on August 1, 2012 (the “WH II Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the WH II Maturity Date. WH LLC is permitted to convert the outstanding principal and accrued interest on the WH II Debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

The WH Warrant has an exercise price of $0.15 per share of common stock and will be exercisable until December 31, 2016.  The WH Warrant can be exercised on a cashless basis.

WH LLC agreed to restrict its ability to convert the WH II Debenture and receive shares of our common stock such that the number of shares of common stock held by WH LLC in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Luis Urroz Financing

On December 19, 2011, we entered into a subscription agreement with Luis Urroz, an accredited investor (“Urroz”), providing for the sale by us of an 8% convertible debenture in the principal amount of $10,000 (the “Urroz Debenture”) and a common stock purchase warrant to purchase 100,000 shares of our common stock (the “Urroz Warrant”).

The Urroz Debenture matures on October 1, 2012 (the “Urroz Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the Urroz Maturity Date.  Urroz is permitted to convert the outstanding principal and accrued interest on the Urroz Debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

The Urroz Warrant has an exercise price of $0.15 per share of common stock and will be exercisable until December 31, 2016.  The Urroz Warrant can be exercised on a cashless basis.

Urroz agreed to restrict his ability to convert the Urroz Debenture and receive shares of our common stock such that the number of shares of common stock held by Urroz in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

John Reed Financing

On December 19, 2011, we entered into a subscription agreement with John Reed, an accredited investor (“Reed”), which was amended on December 23, 2011, providing for the sale by us of an 8% convertible debenture in the principal amount of $12,000 (the “Reed Debenture”) and a common stock purchase warrant to purchase 120,000 shares of common stock (the “Reed Warrant”).

The Reed Debenture matures on October 1, 2012 (the “Reed Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the Reed Maturity Date.  Reed is permitted to convert the outstanding principal and accrued interest on the Reed Debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

The Reed Warrant has an exercise price of $0.15 per share of common stock and will be exercisable until December 31, 2016.  The Reed Warrant can be exercised on a cashless basis.

Reed agreed to restrict his ability to convert the Reed Debenture and receive shares of our common stock such that the number of shares of common stock held by Reed in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Asher II Financing

On December 20, 2011, we entered into a Securities Purchase Agreement with Asher providing for the sale by us to Asher of an 8% convertible debenture in the principal amount of $35,000 (the “Asher II Debenture”).

The Asher II Debenture matures on September 22, 2012 (the “Asher II Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Asher II Maturity Date.

Asher is permitted to convert, starting on June 17, 2012, the outstanding principal and accrued interest on the Asher II Debenture into shares of common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher II Debenture and receive shares of our common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Company Overview

Worthington Energy, Inc. (formerly Paxton Energy, Inc.) is an oil and gas exploration and production company with assets in Texas and a recently acquired property in the Gulf of Mexico.  Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.  The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.  In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.We recently completed the acquisition of a 10.35% carried interest in the I-1 well and a 2% royalty in 14,400 acres in Mustang Island.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract.  VM 179 is adjacent to Exxon's VM 164 #A9 well.  Also in the Gulf of Mexico, we have a 10.35% carried interest in the I-1 well and a 2% over ride in the 14,400 Mustang Island lease.

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

Organization

Worthington Energy, Inc. (formerly, Paxton Energy, Inc.) was organized under the laws of the State of Nevada on June 30, 2004.  On March 17, 2010, the Company entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the “Change of Control Agreement”).  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The Change of Control Agreement provides for the Company to issue 62,700,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000. In July 2011, the Company and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 10 million.

Recent Developments

Black Cat Acquisition

On March 27, 2012, we acquired a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a promissory note to Black Cat for $1,075,000 and agreed to issue 45 million shares of our common stock, of which 22.5 million were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.

Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Oil and Gas Revenues

Our oil and gas revenue was $7,877 for the year ended December 31, 2011 compared to $14,960 for the year ended December 31, 2010, representing a decrease of $7,083.  The decrease in revenue is due to the decrease in producing wells from four to one during the year, as a result of a loss of pressure.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $5,469,803 for the year ended December 31, 2011 compared to $3,401,792 for the year ended December 31, 2010, representing an increase of $2,068,011.  The increase in our costs and operating expenses are primarily a result of increases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $5,344 for the year ended December 31, 2011 compared to $10,220 for the year ended December 31, 2010, representing a decrease of $4,876.  The decrease in lease operating expenses is due to the decrease in producing wells from four to one during the year, as a result of a loss of pressure.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $346 for the year ended December 31, 2011 compared to $497 for the year ended December 31, 2010 representing a decrease of $151. The decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for most wells is complete.

General and Administrative Expense – General and administrative expense was $1,688,461 for the year ended December 31, 2011 as compared to $951,368 for the year ended December 31, 2010, representing an increase of $737,093.  The increase in general and administrative expense during the year ended December 31, 2011 is related primarily to: (1) increases of $280,915 for compensation and related payroll taxes as a result of the increase in the number of officers and employees, due to the fact that we had no paid employees in the first quarter of 2010, and due to the accrual of bonuses totaling $87,500 for two officers as bonus compensation under their employment agreements for the acquisition of VM 179; and (2) increases for consulting, legal, accounting, and audit services of $415,656 for the year ended December 31, 2011 compared to the prior year, which were a result of our expanded acquisition and financing activities since the Change of Control Agreement in March 2010.  These increases were offset by a decrease of $70,000 for expenses recorded effective April 1, 2010 that were authorized and accrued under the employments agreements to provide for one-time payments to reimburse the two officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the years ended December 31, 2011 and 2010.  Share-based compensation for the year ended December 31, 2011 was $3,775,652.  The transactions during the year ended December 31, 2011 were as follows:

•
Effective June 3, 2011, we issued 15,750,000 shares of common stock to two executive officers as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $0.19 per share, the closing price of the common stock on the date the issuance was authorized;

•
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have issued compensation-based warrants to financial advisory firms and to an employee in connection with a release from his employment agreement.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the year ended December 31, 2011, we reported share-based compensation related to these stock options and warrants of $680,752;

•
During the year ended December 31, 2011, the Company entered into two consulting contracts for investment advisory services.  The contracts provided for the issuance of a total of 1,000,000 shares of common stock to the consultants.  The issuances were recorded at $52,400, based on the closing prices of the common stock on the dates of the contracts; and

•
In May 2011, the Company issued 200,000 shares of common stock to a law firm as compensation for legal services rendered to the Company.  The issuance was recorded at $50,000, based on the closing price of the common stock on the date of issuance.

Share-based compensation for the year ended December 31, 2010 was $2,439,707.  The transactions during the year ended December 31, 2010 were as follows:

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

•
As part of the change of control transactions, we agreed to issue 249,296 shares of common stock following the initial stock split to two newly appointed members of the board of directors, which was conditioned upon a 1-for-3 reverse stock split.  The reverse stock split was approved at a special shareholders meeting on June 29, 2010, at which time the required conditions for the issuance were met and the common stock was deemed to have been issued as of June 29, 2010.  We recorded share-based compensation of $54,000, or approximately $0.22 per share;

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

•
During the period since the change of control transaction, we have granted options and issued warrants to acquire an aggregate of 13,750,000 shares of common stock to our new executive officers and to outside consultants.  Options and warrants to acquire 7,750,000 shares vested immediately and the remaining options to acquire 6,000,000 shares are vesting over a period of thirty months.  Share-based compensation is measured on the grant date and recognized over the vesting period.  For the year ended December 31, 2010, we reported share-based compensation related to these stock options and warrants of $1,732,744; and

•
In September 2010, we entered into two separate agreements for financial advisory services, strategic business planning services, investor and public relations services, investment banking services, and capital raising services.  As partial consideration under these agreements, we issued an aggregate of 3,225,000 shares of common stock to the service providers.  We recognized $320,000 of share-based compensation in connection with the issuance of these shares.

Although the net changes with respect to our revenues and our costs and operating expenses for the year ended December 31, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 5 and 10 to the accompanying consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 7 and 10 to the accompanying consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain full ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $2,825,909 and $243,376 as of December 31, 2011 and 2010, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $396,933 for the year ended December 31, 2011.  We recognized a loss from the change in fair value of the beneficial conversion features of $222,153 for the year ended December 31, 2010.

Effective January 1, 2009 with the adoption of the provisions of new accounting standards for embedded derivatives, warrants to acquire our common stock that were previously treated as equity must be treated as a derivative liability and measured at fair value. These warrants were canceled in June 2010 with the issuance of common stock. We recognized a loss from the change in fair value of these warrants of $18,156 for the year ended December 31, 2010.

Interest Expense – We incurred interest expense of $376,838 for the year ended December 31, 2011 compared to $128,033 for the year ended December 31, 2010, representing an increase of $248,805. The increase in interest expense is principally due to the issuance of new convertible promissory notes commencing in April 2010 and continuing through December 2011, plus the issuance of convertible debentures totaling $2,550,000 in May 2011, offset by the elimination of virtually all interest on the registration rights penalties in June 2010 with the issuance of common stock in settlement of substantially all of the registration rights penalties.  Interest on the convertible debentures has been accrued at the default interest rate of 18% per annum commencing on July 1, 2011, the date of the initial default in the payment of interest.

Amortization of deferred financing costs – In connection with this sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $332,237 for the period from the issuance of the debentures in May 2011 through December 31, 2011.  As of December 31, 2011, there is $199,451 of recorded, but unamortized, deferred financing costs that will be amortized and recorded as a non-cash expense over the remaining term of the debentures.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 5, 7 and 10 to the accompanying consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, most of these instruments contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $1,123,484 of discount on convertible notes and debentures for the year ended December 31, 2011 compared to $399,319 for the year ended December 31, 2010. As of December 31, 2011, there is $182,782 of recorded, but unamortized, discount on the unsecured convertible promissory notes to unaffiliated entities and $1,632,188 of discount on convertible debentures that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes or debentures.

Liquidity and Capital Resources

During the years ended December 31, 2011 and 2010, our principal sources of liquidity consisted of proceeds from recently issued unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the years ended December 31, 2011 and 2010, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) a private placement of convertible promissory notes in the aggregate amount of $298,000, 3) the issuance of eleven separate unsecured convertible promissory notes totaling $407,000, 4) a private placement of common stock and warrants in the aggregate amount of $255,000, and 5) an issuance of an unsecured note for $15,000.  At December 31, 2011, we had $1,552 in cash. At December 31, 2011, we had a working capital deficit of $3,452,198, as compared to a deficit of $1,177,102 as of December 31, 2010. In addition, we have total stockholders’ equity of $199,554 at December 31, 2011, compared to total stockholders’ deficit of $868,965 at December 31, 2010, an increase in the stockholders’ equity of $1,068,519.

Our operations used net cash of $1,083,443 during the year ended December 31, 2011 compared to using $498,605 of net cash during the year ended December 31, 2010.  Net cash used in operating activities during the year ended December 31, 2011 consisted of our net loss of $6,897,552 plus the non-cash gain from the change in fair value of derivative liabilities of $396,933, the total of which was offset by non-cash expenses of stock-based compensation of $3,775,652, amortization of deferred financing costs and discount on convertible notes of $1,455,721, depreciation expense of $1,993, and accretion of asset retirement obligations of $346, and further offset by non-cash changes in working capital and other assets of $977,330.

Investing activities during the year ended December 31, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement.  We also made leasehold improvements and acquired office equipment with a total cost of $15,863.  We had no investing activities during the year ended December 31, 2010.

Financing activities provided $2,571,000 of net cash during the year ended December 31, 2011 compared to $548,000 during the year ended December 31, 2010. Cash flows from financing activities during the year ended December 31, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000 (as further described in the following paragraphs), less issuance costs of $406,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $322,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  We believe that the cash flow from the Mustang Island properties, when production commences and after the promissory note issued in connection with the acquisition is repaid, will be sufficient to sustain operations.

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of April 13, 2012, we are in default under the convertible debentures because we have not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012 and April 1, 2012 of $34,670, $117,300, $117,300 and $116,025, respectively. Consequently, we have unpaid total accrued interest on these convertible debentures of $385,295, with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable during February and March of 2012 at conversion prices less than $0.15 per share, the conversion price of the debentures has been reset to $0.0169 per share, which would result in the issuance of approximately 151 million shares of common stock upon conversion of the principal amount, not including accrued interest.

The common stock purchase warrants are exercisable for a period of five years at an exercise price of $0.30 per share. The warrants contain full ratchet anti-dilution protection. The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of the conversions of notes payable during February and March of 2012 at conversion prices less than $0.30 per share, the exercise price of the warrants has been reset to $0.0169 per share.

Pursuant to the convertible debentures and related warrants, no holder may convert or exercise such holder’s debenture or warrant if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.

Montecito Promissory Note

On May 6, 2011, in connection with our acquisition of certain assets from Montecito, we issued Montecito a subordinated promissory note in the amount of $500,000.  The subordinated promissory note is subordinated to the secured convertible notes we issued in the private placement that closed on May 5, 2011.  The Montecito Note was due in September 2011 and accrued interest at the rate of 9% per annum until maturity and accrues interest at the highest legal rate allowed since maturity since the Montecito Note is in default for failure to pay principal and interest when due.

GEL Properties Financing

On August 10, 2011, we entered into an agreement with GEL Properties, Inc., an accredited investor (“GEL”), pursuant to which we issued GEL two promissory notes.  The first note, a 6% convertible note due August 10, 2012 in the principal amount of $75,000 (the “GEL I Note”), was issued in exchange for $75,000.  The second note, a 6% convertible note due March 15, 2013 in the principal amount of $75,000 (the “GEL II Note” and together with the GEL I Note, the “GEL Notes”), was issued in exchange for a promissory note from GEL in the amount of $75,000 (the “Payment Note”).    The Payment Note was due on March 15, 2012, or August 10, 2012 in the event that we did not meet the current information requirements pursuant to Rule 144 on March 15, 2012.  The Payment Note was secured by a $100,000 debt obligation owned to GEL by Hotcloud Mobile, Inc.  The Payment Note was repaid, with interest, in March 2012.

Interest on the GEL Notes must be paid in shares of our common stock at the conversion price.  We are not required to make any payments on the GEL Notes until maturity.  We have the ability to repay the GEL Notes at any time at 150% of the unpaid principal amount upon five days prior written notice to the Investor.

GEL may convert the outstanding principal on the Notes into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.  As of April 13, 2012, $8,000 of principal on the GEL I Note and the entire GEL II Note remain outstanding.

Asher Financings

On November 14, 2011 and December 20, 2011, we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debenture in the aggregate principal amount of $70,000 (the “Asher Debentures”).

50% of the Asher Debentures mature on August 16, 2012 and September 22, 2012 (the “Asher Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Dates.

Asher is permitted to convert, starting on May 12, 2012 and June 17, 2012, 50% of the outstanding principal and accrued interest on the Asher Debentures into shares of our common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher Debentures and receive shares of common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

What Happened Financing

On November 21, 2011, we entered into a subscription agreement with What Happened LLC, an accredited investor (“WH LLC”), providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $20,000 (the “WH Debenture”).

The WH Debenture matures on August 3, 2012 (the “WH Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the WH Maturity Date.

WH LLC is permitted to convert the outstanding principal and accrued interest on the WH Debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

WH LLC agreed to restrict its ability to convert the WH Debenture and receive shares of our common stock such that the number of shares of common stock held by WH LLC in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Debenture and Warrant Financing

Between December 2011 and March 2012, we entered into subscription agreements with WH LLC, Luis Urroz, John Reed, Charles Lamberson, Halley Lamberson, Hemanjini Parikh, Marshall Berol, Sean Whalen and New Rock Capital, LLC, each an accredited investor (the “Investors”), providing for the sale by us of 8% convertible debentures in the aggregate principal amount of $242,000 (the “Debentures”) and common stock purchase warrants to purchase an aggregate of 2,420,000 shares of common stock (the “Warrants”).

The Debentures matures between August 1, 2012 and November 1, 2012 (the “Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Dates.  The Investors are permitted to convert the outstanding principal and accrued interest on the Debentures into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

The Warrants have an exercise price of $0.15 per share of common stock and will be exercisable until December 31, 2016.  The Warrants can be exercised on a cashless basis.

The Investors have agreed to restrict their ability to convert the Debentures and receive shares of our common stock such that the number of shares of common stock held by each investor in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Secured Debt Financing

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  The principal face amount of the Secured Note is due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.

In addition, we agreed to issue Kapoor a common stock purchase warrant to purchase 1,250,000 shares of common stock (the “Kapoor Warrant”).  The Kapoor Warrant has an exercise price of $0.15 per share of common stock and will be exercisable for a period of five years from issuance.  The Kapoor Warrant can be exercised on a cashless basis.

Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted Kapoor a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407.06 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provides for the issuance by us of the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for the Calculation Period. Pursuant to the Order, Ironridge will retain 1,000,000 shares of our common stock, plus the Final Amount with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every 4.2 million shares of our common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to us and our transfer agent for cancellation.

However, the Order provides that under no circumstances shall we issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of our common stock then issued and outstanding.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2011 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Typically, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.  At December 31, 2011 and 2010, no allowance for doubtful accounts was deemed necessary.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORTHINGTON ENERGY, INC.
(Formerly known as Paxton Energy, Inc.)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of December 31, 2011 and 2010	F-3

Consolidated statements of operations for the years ended December 31, 2011 and 2010 and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2011	F-4

Consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2011 and 2010 and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2011	F-5 – F-6

Consolidated statements of cash flows for the years ended December 31, 2011 and 2010 and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2011	F-7

Notes to consolidated financial statements	F-8 – F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Worthington Energy, Inc.

We have audited the accompanying consolidated balance sheets of Worthington Energy, Inc. (an exploration-stage company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Energy, Inc. (an exploration-stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage and during the years ended December 31, 2011 and 2010, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2011, the Company had a working capital deficiency of $3,452,198. The Company has accumulated a deficit of $19,135,276 from the date of inception through December 31, 2011. The Company is also in default on convertible debentures and various notes payable.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 16, 2012

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$1,552	$53,421
Receivable from attorneys' trust accounts	668	668
Prepaid expenses and other current assets	20,276	9,339
Total Current Assets	22,496	63,428

Property and Equipment, net of accumulated depreciation	14,211	341
Oil and gas properties, using full cost accounting	6,286,449	587,886
Deferred financing costs	199,451	-
Other assets	14,610	-

Total Assets	$6,537,217	$651,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$463,499	$193,651
Accrued liabilities	1,047,005	376,903
Payable to Bayshore Exploration L.L.C.	114,538	113,544
Payable to related parties	9,400	30,000
Notes payable	345,000	330,000
Unsecured convertible promissory notes payable, net of discount	64,218	184,335
Subordinated note payable	500,000	-
Convertible debentures, net of discount	917,812	-
Accrued registration rights penalties and interest	13,222	12,097
Total Current Liabilities	3,474,694	1,240,530

Long-Term Liabilities
Long-term asset retirement obligation	37,060	36,714
Derivative liabilities	2,825,909	243,376
Total Long-Term Liabilities	2,862,969	280,090

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
64,699,621 and 20,343,263 shares issued and outstanding, respectively	64,700	20,343
Additional paid-in capital	19,270,130	11,348,416
Deficit accumulated during the exploration stage	(19,135,276)	(12,237,724)
Total Stockholders' Equity (Deficit)	199,554	(868,965)

Total Liabilities and Stockholders' Equity (Deficit)	$6,537,217	$651,655

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2011

Oil and gas revenues, net	$7,877	$14,960	$370,437

Costs and Operating Expenses
Lease operating expenses	5,344	10,220	148,812
Impairment loss on oil and gas properties	-	-	3,847,192
Accretion of asset retirement obligations	346	497	8,754
General and administrative expense	1,688,461	951,368	4,377,791
Share-based compensation	3,775,652	2,439,707	7,683,934
Total costs and operating expenses	5,469,803	3,401,792	16,066,483

Loss from operations	(5,461,926)	(3,386,832)	(15,696,046)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	396,933	(240,309)	155,360
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(376,838)	(128,033)	(831,451)
Amortization of deferred financing costs	(332,237)	-	(332,237)
Amortization of discount on convertible
debentures and notes and other debt	(1,123,484)	(399,319)	(2,518,884)
Total other income (expense)	(1,435,626)	(767,661)	(3,439,230)

Net Loss	$(6,897,552)	$(4,154,493)	$(19,135,276)

Basic and Diluted Loss Per Common Share	$(0.15)	$(0.46)

Basic and Diluted Weighted-Average
Common Shares Outstanding	47,359,043	8,941,245

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2009 and
For the Years Ended December 31, 2010 and 2011

					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder,
June 2004, $0.0722 per share	1,384,997	1,385	98,615	-	-	100,000

Issuance of shares for cash, June 2004,
$0.0722 per share	692,498	693	49,307	-	-	50,000

Issuance of shares for cash, June 2005, $2.5271 per
share, less offering costs of $14,188	61,288	61	140,632	-	-	140,693

Issuance of shares in connection with acquisition
of oil and gas property, June 2005, $5.4153 per share	70,219	70	380,180	-	-	380,250

Stock-based compensation for services during 2005,
$2.5271 per share	131,575	132	332,368	-	-	332,500

Issuance of shares to the chief executive officer
for 2005 compensation liability, January 2006,
$2.5271 per share	48,475	48	122,452	-	-	122,500

Issuance of beneficial conversion features and
shares in conjunction with the issuance of secured
convertible notes and other debt, February 2006	30,996	31	967,437	-	-	967,468

Conversion of secured convertible notes into
shares, April 2006, $2.5271 per share	363,662	364	918,636	-	-	919,000

Issuance of shares and 1,269,250 warrants for cash,
less offering and registration costs of $375,848 and
derivative liability of $1,467,704, April 2006,
$9.0255 per share	339,615	340	1,221,233	-	-	1,221,573

Issuance of shares in connection with acquisition
of oil and gas properties, March 2006, $15.1628 per
share	13,850	14	209,986	-	-	210,000

Issuance of shares in connection with acquisition
of oil and gas properties, June 2006, $16.9679 per
share	41,550	42	704,958	-	-	705,000

Stock-based compensation for services, March
2006, $19.8561 per share	3,462	3	68,747	-	-	68,750

Stock-based compensation for options granted,
July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration
payment arrangement from derivative liability,
October 1, 2006	-		1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting
method for registration payment arrangements,
October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Stock-based compensation for services, August
to November 2007, $3.3214 to $6.4984 per share	84,485	84	444,416	-	-	444,500

Common stock contributed to the Company by
Bayshore Exploration L.L.C., September 2008	(41,550)	(42)	(23,958)	-	-	(24,000)

Common stock contributed to the Company by
Chief Operating Officer, September 2008	(41,550)	(41)	41	-	-	-

Common stock issed in connection with the
issuance of notes payable, September 2008	83,100	83	38,627	-	-	38,710

Cumulative effect of reclassification of warrants
to derivative liability, January 1, 2009	-	-	-	1,066,295	(1,066,803)	(508)

Net loss	-	-	-	-	(7,016,428)	(7,016,428)

Balance - December 31, 2009	3,266,672	3,267	7,264,206	-	(8,083,231)	(815,758)

Continued

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2009 and
For the Years Ended December 31, 2010 and 2011

					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - December 31, 2009	3,266,672	$3,267	$7,264,206	$-	$(8,083,231)	$(815,758)

Issuance of common stock in settlement of accrued
registration rights penalties and interest, June 2010,
$0.1203 per share	5,801,060	5,801	692,291	-	-	698,092

Issuance of common stock to directors, June 2010,
$0.2166 per share	249,296	249	53,751	-	-	54,000

Issuance of common stock in exchange for cancelation
of common stock options and warrants, June 2010,
$0.2166 per share	683,176	683	139,537	-	-	140,220

Issuance of common stock in satisfaction of payable
to former officers and consultant, September 2010,
$0.1414 per share	1,500,000	1,500	210,663	-	-	212,163

Issuance of common stock for services, September 2010,
$0.08 and $0.10 per share	3,225,000	3,225	316,775	-	-	320,000

Issuance of common stock and warrants for cash,
September 2010 to December 2010, $0.15 per unit	1,100,000	1,100	163,900	-	-	165,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
October 2010 to December 2010	4,518,059	4,518	282,873	-	-	287,391

Issuance of beneficial conversion features related to
unsecured convertible promissory notes payable,
April 2010 to December 2010	-	-	491,676	-	-	491,676

Share-based compensation from grant of common
stock options and issuance of common stock warrants
to officers, directors and consultants	-	-	1,732,744	-	-	1,732,744

Net loss	-	-	-	-	(4,154,493)	(4,154,493)

Balance - December 31, 2010	20,343,263	20,343	11,348,416	-	(12,237,724)	(868,965)

Issuance of common stock and warrants for cash,
January 2011, $0.15 per unit	600,000	600	89,400	-	-	90,000

Issuance of common stock and warrants upon
conversion of notes payable and accrued interest,
January 2011 to November 2011, $0.0162 to $0.0625
per share	11,406,358	11,407	688,450	-	-	699,857

Issuance of common stock in connection with the
Montecito Asset Sale Agreement, May 2011,
$0.245 per share	15,000,000	15,000	3,660,000	-	-	3,675,000

Issuance of common stock for legal and
consulting services, May 2011 to September 2011,
$0.0349 to $0.25 per share	1,200,000	1,200	101,200	-	-	102,400

Issuance of common stock in settlement of liabilities,
August 2011, $0.15 per share	400,000	400	59,600	-	-	60,000

Share-based compensation from grant of common
stock options and issuance of common stock warrants
to officers, directors and consultants	-	-	346,314	-	-	346,314

Share-based compensation from issuance of common
stock to officers, June 2011, $0.19 per share	15,750,000	15,750	2,976,750	-	-	2,992,500

Net loss	-	-	-	-	(6,897,552)	(6,897,552)

Balance - December 31, 2011	64,699,621	$64,700	$19,270,130	$-	$(19,135,276)	$199,554

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2011

Cash Flows From Operating Activities
Net loss	$(6,897,552)	$(4,154,493)	$(19,135,276)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	3,775,652	2,439,707	7,683,934
Amortization of deferred financing costs and discount
on convertible debentures and notes and other debt	1,455,721	399,319	2,851,121
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	346	497	8,754
Depreciation expense	1,993	664	6,815
Change in fair value of derivative liabilities	(396,933)	240,309	(155,360)
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	(10,937)	(511)	(20,276)
Other assets	(14,610)	-	(14,610)
Accounts payable and accrued liabilities	1,022,352	508,350	1,941,156
Payable to related parties	(20,600)	30,000	9,400
Accrued registration rights penalties and interest	1,125	37,553	303,536
Net Cash Used In Operating Activities	(1,083,443)	(498,605)	(2,680,796)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(1,523,563)	-	(3,440,078)
Purchase of property and equipment	(15,863)	-	(21,026)
Net Cash Used In Investing Activities	(1,539,426)	-	(3,461,104)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants,
net of registration and offering costs	90,000	165,000	3,134,970
Proceeds from issuance of convertible notes and other debt,
and related beneficial conversion features and common
stock, less amounts held in attorneys' trust accounts	337,000	383,000	1,574,332
Proceeds from issuance of convertible debentures	2,550,000	-	2,550,000
Proceeds from related parties for issuance of secured
convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	(406,000)	-	(406,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	2,571,000	548,000	6,143,452
Net Increase (Decrease) In Cash And Cash Equivalents	(51,869)	49,395	1,552
Cash and Cash Equivalents At Beginning Of Year	53,421	4,026	-
Cash and Cash Equivalents At End Of Year	$1,552	$53,421	$1,552

Supplemental Schedule of Noncash Investing and Financing Activities – Note 18

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  As described in more detail later in these notes to the consolidated financial statements, the new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.  On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).

Nature of Operations – During June 2005, the Company commenced acquiring working interests in oil and gas properties principally located in the Cooke Ranch prospect in LaSalle County, Texas.  In connection with these properties in Texas, the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. (Bayshore) in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Through December 31, 2011, the Company has participated in drilling ten wells in Texas.  Additionally, the Company owns a working interest in the 8,843-acre balance of the Cooke Ranch prospect and has the right to participate in a program to acquire up to a 75% working interest in leases adjacent to the Cooke Ranch prospect, where, to date, the Company has acquired an interest in leases on approximately 2,268 gross acres.  Management of the Company is currently evaluating the oil and gas properties in Texas.  As further described in Note 2, in May 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Gulf of Mexico.  The Company is considered to be in the exploration stage due to the lack of significant revenues.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $6,897,552 and $4,154,493 during the years ended December 31, 2011 and 2010, respectively, and used $1,083,443 and $498,605 of cash in its operating activities during the years ended December 31, 2011 and 2010, respectively.  Through December 31, 2011, the Company has accumulated a deficit during the exploration stage of $19,135,276.  At December 31, 2011, the Company has a working capital deficit of $3,452,198, including current liabilities of $3,474,694.  The current liabilities are composed of accounts payable, accrued liabilities, and payables to related parties totaling $1,647,664 and convertible debentures and notes payable totaling $1,827,030 (net of discounts), a substantial portion of which are in default.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Notes 2 and 19 to these consolidated financial statements, the Company has recently acquired certain oil and gas properties in the Gulf of Mexico and is currently seeking equity, debt, and transaction financing to fund the development of these properties, as well as evaluating other potential acquisitions and other expenditures.  Additionally, as described in Note 19, the Company has entered into an arrangement to satisfy approximately $1.4 million of current liabilities through the issuance of the Company’s common stock.  Management also expects that oil and gas revenue will significantly increase in the near future from the properties acquired in March 2012, providing cash to meet operating expenses.  The Company will have to raise additional funds to develop its properties, to acquire additional properties in the future, and to continue operations.  While the Company has been successful in acquiring financing for its acquisitions and operations in the recent past, there can be no assurance that it will be able to do so in the future.  The Company is working with various possible sources of financing, but does not currently have any definitive contracts or commitments for such financings at this time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and to attain profitable operations.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Principles of Consolidation – The accompanying consolidated financial statements present the combined financial position, results of operations, and cash flows of Worthington Energy, Inc. and PaxAcq Inc., a wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The carrying value of oil and gas properties is particularly susceptible to change in the near term.  Changes could occur from obtaining additional information regarding their fair value.

Property and Equipment – Property and equipment are recorded at cost, and consist of office equipment and leasehold improvements.  Depreciation of property and equipment is charged to operations on a straight-line basis over useful lives range from 3 to 5 years.  .  Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010

Office equipment	$7,519	$5,163
Leasehold improvements	13,507	-
Less accumulated depreciation	(6,815)	(4,822)

Property and equipment, net	$14,211	$341

Depreciation expense was $1,993 and $664 for the years ended December 31, 2011 and 2010, respectively.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves.  The Company has not yet obtained a reserve report on its producing properties in Texas because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties, the properties have had limited oil and gas exploration and production, and the carrying value has been reduced to zero because of impairment in prior years.  At December 31, 2011, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Until properties subject to amortization are identified, the amount of impairment is charged to operations.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Normally, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  However, during the years ended December 31, 2011 and 2010, Bayshore has retained any such payments to offset the amounts owed by it from the Company.  Accounts receivable, if any, are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2011 and 2010, there are no accounts receivable, and accordingly, no allowance for doubtful accounts was necessary.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Cash Equivalents – The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, and convertible promissory notes are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options and warrants to acquire 41,146,952 shares of common stock, or the promissory notes convertible into approximately 26,214,322 shares of common stock were included in the computation of diluted loss per share at December 31, 2011.  None of the options and warrants to acquire 15,933,625 shares of common stock, or the promissory notes convertible into approximately 6,957,019 shares of common stock and warrants to purchase 1,429,938 shares of common stock were included in the computation of diluted loss per share at December 31, 2010.

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas and in the Vermillion 179 tract in the Gulf of Mexico offshore from Louisianna.  Substantially all oil and gas properties in Texas have been acquired through agreements with Bayshore, which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All oil and gas properties in the Gulf of Mexico were acquired through an agreement with Montecito Offshore, L.L.C.  All revenue through December 31, 2011 has been from the operator of the wells in production in Texas, which is Bayshore.

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Bayshore, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, subordinated note payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the methods disclosed in Note 10 to these consolidated financial statements.

Recent Accounting Pronouncements – In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

NOTE 2 – OIL AND GAS PROPERTIES

Montecito Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $0.245 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of December 31, 2011.

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, whereby Montecito sold to the Company interests in certain oil and gas leases, as described in the previous paragraph.  The Company has filed a motion to dismiss the case on the grounds that Montecito’s petition states no cause of action for contractual rescission of the asset sale transaction. The Company intends to vigorously defend itself against the lawsuit.

The Company has performed evaluations of this property at December 31, 2011.  As a result of this evaluation, management noted that estimated future cash flows associated with this property are sufficient to realize the capitalized costs relating to the property.  Accordingly, management has concluded that there has been no impairment of the carrying value of this property at December 31, 2011.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Texas Oil and Gas Operations

Commencing in the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated in oil and gas exploration and development activities in Texas, principally with Bayshore in La Salle County, Texas.  During 2005, the Company acquired from Bayshore a 31.75% working interest (23.8125% net revenue interest) in the Cooke Ranch prospect, consisting of approximately 8,883 acres.  During 2006, the Company entered into an agreement with Bayshore to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75% working interest in approximately 2,268 acres.  Additionally during 2006, the Company entered into a Joint Exploration Agreement with Bayshore covering the 8,883 acres of the Cooke Ranch prospect. The Exploration Agreement provides for the Company and Bayshore to join together for the purpose of drilling exploratory wells and performing studies of the Cooke Ranch prospect acreage and acquiring additional prospective oil and gas properties on which to explore for, develop, and produce oil and gas.  During 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the exploration agreement.  The Company exercised its right to purchase its proportionate share (31.75%) of that lease and paid Bayshore for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retained approximately a 4% fully carried working interest in the Cartwright No. 3 well drilled on the new lease by third parties.

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At December 31, 2011, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  At December 31, 2011, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the Company has evaluated whether oil and gas properties are impaired.  During 2006, 2008, and 2009, the Company determined that capitalized costs for wells drilled, for leasehold interest, and other related costs were in excess of the present value of estimated future cash flows from those properties.  As a result, the Company recognized impairment losses in the total amount of $3,847,192 during those years, including reducing the carrying value of wells drilled to zero.  During the years ended December 31, 2011 and 2010, management of the Company has performed evaluations of its oil and gas properties.  Management has also considered the market value of its nonproducing properties and concluded that there has been no impairment of the carrying value of these properties at either December 31, 2011 or 2010.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

At December 31, 2011 and 2010, oil and gas properties, net of impairment losses recognized, consist of the following:

	2011	2010

Leasehold interest costs - Vermillion 179	$5,698,563	$-
Leasehold interest costs - Texas	505,663	505,663
Exploration agreement cost - Texas	1,200	1,200
Geological and geophysical costs - Texas	81,023	81,023
Wells - Texas	-	-

	$6,286,449	$587,886

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Accrued salaries	$573,644	$281,593
Accrued payroll taxes	54,215	27,262
Accrued director fees	35,533	18,000
Accrued interest	381,113	47,548
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,047,005	$376,903
NOTE 4 – NOTES PAYABLE

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes bear interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and are secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the note holders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiffs are seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  Subsequent to December 31, 2011, the plaintiffs sold their claims against the Company to Ironridge Global IV, Ltd. (Ironridge).  As further explained Note 19 to these consolidated financial statements, in March 2012 the Company and Ironridge entered into a stipulation to settle this and other claims acquired by Ironridge through the issuance of the Company’s common stock to Ironridge.  As a result of these transactions, the Company expects that the plaintiffs will dismiss the lawsuit.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Between July 9, 2009 and December 31, 2009, the Company’s two officers and directors at that time loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes bear interest at 12%, are not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and have not been paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  These note holders are among the plaintiffs who filed a lawsuit, as discussed in the previous paragraph, seeking a judgment for the payment of the outstanding notes.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants are exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  As further explained in Note 19, the exercise price of these warrants has been adjusted subsequent to December 31, 2011 pursuant to the full ratchet anti-dilution protection provisions.  The total discount to the liability has been amortized during the quarter ended June 30, 2011.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 7.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance is accruing interest at the rate of 10% per annum and is currently outstanding.

A summary of notes payable at December 31, 2011 and 2010 is as follows:

	December 31,	December 31,
	2011	2010

2008 secured promissory notes to six individuals	$300,000	$300,000
2009 unsecured promissory notes to former officers	30,000	30,000
March 2011 advance	15,000	-

	$345,000	$330,000

NOTE 5 – UNSECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes accrued interest at 9% per annum.  The repayment of the notes, including accrued interest, was due on December 31, 2010 if not converted into common stock earlier.  Originally, the principal amount of the notes, plus accrued interest, were to be automatically converted, in whole, into shares and warrants of the Company upon the completion of a planned $3,000,000 sale of common stock and warrants as part of the change of control and the exchange of oil and gas interests by the Company’s new chief executive officer with the Company.  However, in October 2010, management of the Company decided to allow the conversion of notes payable under this offering prior to the completion of the planned $3,000,000 placement and prior to the automatic conversion process described in the notes.  With the removal of the contingent requirement of the planned $3,000,000 placement, the Company recorded a discount to the notes of $298,000 for the beneficial conversion feature, which discount was amortized from the date of this change through December 31, 2010, the maturity date of the notes.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The number of shares of common stock and warrants to be issued upon such conversion was equal to a discount of 66% from the price of the common stock and warrants in the planned $3,000,000 placement of common stock and warrants.  As such, the conversion price was $0.051 per share of common stock and warrant to purchase one half share of common stock.  The holders of these convertible promissory notes are entitled to the same registration rights, if any, given to the purchasers of the planned $3,000,000 offering.  Proceeds from the convertible note offering totaled $298,000.  In November 2010, the Company received notice of conversion of notes totaling $158,000, plus accrued interest of $8,630, which were converted into 3,267,247 shares of common stock and warrants to purchase 1,633,625 shares of common stock.  During the year ended December 31, 2011, the Company received notice of conversion of the remaining notes totaling $140,000, plus accrued interest of $10,788, which were converted into 2,956,641 shares of common stock and warrants to purchase 1,478,324 shares of common stock.  The warrants are exercisable at $0.45 per share until August 31, 2013.

Convertible Promissory Notes to Unaffiliated Entities and Individuals

At various dates commencing in April 2010 and continuing through December 2011, the Company has issued seven unsecured convertible promissory notes to an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $280,000.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.  In December 2010, the Company received notices of conversion of notes totaling $21,000, which were converted into 377,290 shares of common stock, or a weighted-average conversion price of $0.05566 per share.  During the year ended December 31, 2011, the Company received notices of conversion of notes totaling $139,000 and accrued interest of $6,400, which were converted into 5,365,331 shares of common stock, or a weighted-average conversion price of $0.02710 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $323,331 for the seven notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $194,928 and $41,204 for the years ended December 31, 2011 and 2010, respectively.  The carrying amount of these convertible promissory notes is $32,801 at December 31, 2011, representing their unconverted face amount of $120,000 less the unamortized discount of $87,199.  The carrying amount of the convertible promissory notes was $27,896 at December 31, 2010, representing their unconverted face amount of $64,000 less the unamortized discount of $36,104.

On August 10, 2011, the Company issued an unsecured convertible promissory note to another unaffiliated entity.  Proceeds from the convertible promissory note were $75,000.  The convertible promissory note bears interest at 6% per annum.  The principal and unpaid accrued interest are due August 10, 2012.  The note is convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $69,730 for the note, which has been recorded as a discount to the carrying amount of the convertible promissory note.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discount in the amount of $21,035 for the year ended December 31, 2011.  The carrying amount of the convertible promissory note is $26,305 at December 31, 2011, representing the unconverted face amount of $75,000 less the unamortized discount of $48,695.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

During November and December 2011, the Company has issued four additional unsecured convertible promissory notes to an unaffiliated entity and to two individuals.  Aggregate proceeds from these convertible promissory notes total $52,000.  In connection with three of these notes totaling $32,000 issued in December 2011, the Company also issued warrants to purchase 320,000 shares of common stock.  The warrants are exercisable at $0.15 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are due on dates ranging from August 1, 2012 to October 1, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $79,283 for the four notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $32,395 for the year ended December 31, 2011.  The carrying amount of these convertible promissory notes is $5,112 at December 31, 2011, representing their unconverted face amount of $52,000 less the unamortized discount of $46,888.

Convertible Promissory Notes Issued in Exchange for Accounts Payable

On October 12, 2010, an unrelated third party acquired the rights to certain of the Company’s past-due accounts payable totaling $193,676.  That entity and the Company then agreed to convert the past-due accounts payable into Convertible Redeemable Notes Payable with an aggregate principal amount of $193,676.  These notes were due October 12, 2012 and accrued interest at 6%.  Interest was payable on or before the due date of the notes and was payable in shares of the Company’s common stock.  The holder of the notes was entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of the Company’s common stock at a conversion price equal to $0.05 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 873,522 shares of common stock. During the three months ended March 31, 2011, the remaining $150,000 of principal and $4,219 of accrued interest were converted into 3,084,386 shares of common stock.

The fair value of the beneficial conversion feature was originally estimated at $193,676 for these convertible promissory notes, which was recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts were amortized over the period from the issuance dates of the notes to the earlier of the maturity dates or the conversion dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $133,561 and $60,114 for the years ended December 31, 2011 and 2010, respectively.  The carrying amount of the convertible promissory notes was $16,439 at December 31, 2010, representing their unconverted face amount of $150,000 less the unamortized discount of $133,561.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A summary of unsecured convertible promissory notes at December 31, 2011 and 2010 is as follows:

	December 31, 2011			December 31, 2010
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

$300,000 Convertible Note Offering	$-	$-	$-	$140,000	$-	$140,000
Convertible Notes to Unaffiliated Entities	247,000	182,782	64,218	64,000	36,104	27,896
Convertible Notes Issued for Accounts Payable	-	-	-	150,000	133,561	16,439

	$247,000	$182,782	$64,218	$354,000	$169,665	$184,335

NOTE 6 – SUBORDINATED NOTE PAYABLE

As further described in Note 2, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C. (Montecito).  Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note 7 to these consolidated financial statements.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but the due date was extended to August 15, 2011.  The note came due on August 15, 2011 and has not been paid.  The Company’s failure to repay the note when due constitutes an event of default under the note.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off this note, with accrued interest.

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, whereby Montecito sold to the Company interests in certain oil and gas leases, as described in the previous paragraph.  The Company intends to vigorously defend itself against the lawsuit.

NOTE 7 – CONVERTIBLE DEBENTURES AND RELATED WARRANTS

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of the Company’s common stock.  The convertible debentures mature in May 2012 and bear interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, on October 1, 2011, or on January 1, 2012.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The debentures contain full ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  As further explained in Note 19, the conversion price of these debentures has been adjusted subsequent to December 31, 2011 pursuant to the full ratchet anti-dilution protection provisions.

In connection with this placement, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants are exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  As further explained in Note 19, the exercise price of these warrants has been adjusted subsequent to December 31, 2011 pursuant to the full ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 is being amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $735,006 for the period from the issuance of the debentures in May 2011 through December 31, 2011.  The carrying amount of the convertible debentures was $917,812 at December 31, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $1,632,188.  The balance of the unamortized discount of $1,632,188 will be amortized as other expense in the consolidated statement of operations during the period from January 2012 through May 2012.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent are exercisable at $0.30 per share, may be exercised on a cashless basis, and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  As further explained in Note 19, the exercise price of these warrants has been adjusted subsequent to December 31, 2011 pursuant to the full ratchet anti-dilution protection provisions.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $332,237 for the period from the issuance of the debentures in May 2011 through December 31, 2011.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Pursuant to a Mineral Mortgage between the Company and the purchasers of the debentures and warrants, the Company granted a first priority lien on all assets acquired from Montecito Offshore, L.L.C., as further discussed in Note 2 to these consolidated financial statements.

NOTE 8 – REGISTRATION RIGHTS AGREEMENT

In April 2006, the Company issued common stock and warrants for cash.  In connection with the offering, the Company entered into a registration rights agreement that, among other matters, provided that if the Company failed to file a registration statement by June 30, 2006, and failed to meet certain other deadlines until the registration statement was declared effective, the Company would be liable for the payment of partial liquidated damages to the investors of 1% per month based on the proceeds of the offering, plus interest.  The Company had previously offered to settle its liability for accrued registration rights penalties and interest in exchange for common stock at an exchange rate of approximately $0.12 per share contingent upon certain conditions, including the 1-for-3 reverse stock split.  All of the creditors, except one, accepted the Company’s offer.  All of the required conditions were met on June 29, 2010 and the exchange of 5,801,060 shares of common stock in settlement of $698,092 of the accrued registration rights penalties and interest was deemed to have occurred as of that date.  The exchange settled all except $11,814 of accrued registration rights penalties and interest.  Common stock issued in exchange for the settlement was valued at the amount of the contractual liability to the creditors, which was more readily determinable than the value of the common stock.  As of December 31, 2011 and 2010, the total remaining recorded liability, after the issuance of common stock to settle the substantial majority of the accrued registration rights penalties and interest, was $13,222 and $12,097, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The long-term asset retirement obligation represents the fair value of the obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 13.5%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using the same method as used for oil and gas properties. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2011 and 2010, the Company recognized $346 and $497, respectively, of accretion expense under this interest method.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The reconciliation of the asset retirement obligation for the years ended December 31, 2011 and 2010 is as follows:

Balance at December 31, 2009	$36,217
Liabilities incurred	-
Accretion expense	497

Balance at December 31, 2010	36,714
Liabilities incurred	-
Accretion expense	346

Balance at December 31, 2011	$37,060

NOTE 10 – DERIVATIVE LIABILITIES

Convertible Debentures and Related Warrants

As described above in Notes 7 and 12 to these consolidated financial statements, the Company issued convertible debentures and various warrants which contain full ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $2,471,483 at December 31, 2011.  Accordingly, the Company has recorded a gain on the change in the derivative liability of $362,346 for the year ended December 31, 2011.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 50% in year one to a high of 138% in year five. Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Note 5 to these consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

The fair value of the embedded derivatives for unconverted notes was estimated to be $354,426 and $243,376 as of December 31, 2011 and 2010, respectively.  The Company recognized a gain from the change in fair value of these derivative liabilities of $34,587 for the year ended December 31, 2011 and recognized a loss from the change in fair value of the derivative liabilities of $222,153 for the year ended December 31, 2010.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Warrants

Effective January 1, 2009 the Company adopted the provisions of new accounting standards related to embedded derivatives and reclassified the fair value of certain common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in April 2006.  The warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized currently in results of operations until June 29, 2010 when the warrants were canceled.  The Company recognized a loss from the change in fair value of these warrants of $18,156 for the year ended December 31, 2010.

NOTE 11 – COMMON STOCK

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

Reverse Stock Splits

On June 29, 2010, the shareholders of the Company approved a 1-for-3 reverse common stock split and a second reverse stock split of approximately 1 share for 2.4 shares of common stock.  These two reverse stock splits were completed during July and August of 2010.  All references in these consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to these reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Issuance of Common Stock for Legal and Consulting Services

In September, 2010, the Company entered into two agreements which provided for, among other things, the issuance of common stock.  On September 7, 2010, the Company entered into an agreement with a consultant who provides financial advisory, strategic business planning, and investor and public relations services.  The agreement had a term of six months.  In exchange for its services, the consultant was compensated $20,000 per month and received 3,000,000 shares of the Company’s common stock upon the signing of the agreement.  The Company recorded share-based compensation of $300,000, or approximately $0.10 per share, the estimated value of the common stock based on other sales of the Company’s common stock during September 2010.

On September 27, 2010, the Company entered into an agreement with an entity which provides investment banking, financial advisory, and capital raising services.  The agreement had a term of six months and could be terminated by either party upon thirty days written notice.  The agreement provided for a diligence and continuing fee of $30,000, payable $10,000 in cash and the balance payable through the issuance of 225,000 shares of the Company’s common stock.  The Company recorded share-based compensation of $20,000 related to this fee.  As more fully described in the agreement, the agreement also provided for financing fees of 8% of equity funds raised, a non-accountable expense allowance of 1.5%, and the issuance of five-year warrants to purchase ten percent of the aggregate number of fully diluted shares of common stock purchased in the financing, exercisable at the effective price paid per share.  And, as more fully described in the agreement, the agreement also provides for an advisory completion fee in connection with an acquisition or sale transaction equal to the greater of 2.5% of the Transaction Value, as defined, or $300,000.  This agreement terminated at the end of the six month term.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Issuance of Common Stock and Warrants for Cash

Commencing in September 2010, the Company sold common stock and warrants to purchase shares of common stock in a private placement.  The warrants are exercisable at $0.45 per share and expire on August 31, 2013.  The Company sold 1,100,000 shares of common stock and warrants to purchase 550,000 shares of common stock from September 2010 through December 31, 2010.   Proceeds to the Company from the sales were $165,000, which were allocated $111,430 to the common stock and $53,570 to the warrants based on their relative fair values.  During the year ended December 31, 2011, the Company sold 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A summary of the status of stock option and compensation-based warrants at December 31, 2011 and 2010, and changes during the years then ended, is presented in the following table:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2009	155,809	$7.22	1.4 years	$-
Granted or issued	13,750,000	0.30
Canceled in exchange for stock	(155,809)	7.22
Expired or forfeited	-	-

Outstanding at December 31, 2010	13,750,000	$0.30	8.9 years	$377,500
Granted or issued	9,800,000	0.19
Canceled	(1,500,000)	0.38
Expired or forfeited	(4,000,000)	0.38

Outstanding at December 31, 2011	18,050,000	0.21	6.1 years	$-

Exercisable at December 31, 2011	17,549,995	$0.21	6.0 years	$-

During the year ended December 31, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 1,250,000 shares of common stock at $0.30 per share.  Of these options, 416,733 vested immediately and 833,267 vest over periods of up to two years.  Additionally, during the year ended December 31, 2011, options to acquire 3,500,000 shares of common stock were modified to reduce the exercise price from $0.38 to $0.30 per share and options to acquire 1,500,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.  Furthermore, effective August 31, 2011, the Company issued warrants to an officer to acquire 50,000 shares of common stock in connection with his release from his employment agreement.  These warrants are exercisable at $0.20 per share and expire three years after issuance.  In June 2011, the Company issued warrants to acquire 7 million shares of common stock to its placement agent under a consulting agreement, all of which have been earned upon issuance.  The warrants are exercisable at $0.18 per share and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.  As further explained in Note 19, the exercise price of these warrants has been adjusted subsequent to December 31, 2011 pursuant to the full ratchet anti-dilution protection provisions.  And, on November 14, 2011, the Company issued compensation-based warrants to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a consulting company.  These warrants vested immediately and expire on October 31, 2014.

As further explained in Note 13 to these financial statements, during the year ended December 31, 2010, the Company granted options to acquire 10,000,000 shares of common stock.  Additionally, on August 12, 2010, the Company granted options to acquire an aggregate of 3 million shares of the Company’s common stock at an exercise price of $0.38 per share to two consultants.  Of these options to purchase 3 million shares, one third (1 million shares) of the options vests at the end of six months of service and the remaining two thirds (2 million shares) vest monthly over the following 24 months.  These options expire on May 17, 2020.  And, on August 25, 2010, the Company issued compensation-based warrants to acquire 750,000 shares of the Company’s common stock at an exercise price of $0.15 per share to a consulting company.  These warrants vested immediately and expire on August 24, 2012.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

With the exception of the warrant to acquire 7 million shares of common stock issued to the placement agent, the fair value of these stock options and compensation-based warrants was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options and compensation-based warrants granted during the year ended December 31, 2011 was $0.0921 per share.  The weighted-average assumptions used for the options and compensation-based warrants granted during the year ended December 31, 2011 were risk-free interest rate of 0.80%, volatility of 233%, expected life of 3.1 years, and dividend yield of zero.  The weighted-average fair value of options and compensation-based warrants granted during the year December 31, 2010 was $0.1535 per share.  The weighted-average assumptions used for the options granted during the year ended December 31, 2010 were risk-free interest rate of 1.69%, volatility of 212%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the years ended December 31, 2011 and 2010, the Company reported compensation expense related to stock options and compensation-based warrants of $680,752 and $1,732,744, respectively.  As of December 31, 2011, there was approximately $85,000 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 1.4 years.  The intrinsic values at December 31, 2011 are based on a closing price of $0.0581 per share.

Other Stock Warrants

A summary of the status of other stock warrants at December 31, 2011 and 2010, and changes during the years then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2009	527,367	$7.22	1.3 years	$-
Issued	2,183,625	0.45
Canceled in exchange for stock	(527,367)	7.22

Outstanding at December 31, 2010	2,183,625	$0.45	2.7 years	$-
Issued	20,913,327	0.31

Outstanding at December 31, 2011	23,096,952	$0.32	3.9 years	$-

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 – EMPLOYMENT AGREEMENTS AND DIRECTOR AGREEMENTS

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

The Company accrued $315,000 of compensation for the period from the effective date of the agreements through December 31, 2010, of which $211,916 was unpaid at December 31, 2010 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2010.  The Company accrued additional base compensation of $420,000 and bonus compensation of $87,500 for the year ended December 31, 2011.  At December 31, 2011 total accrued, but unpaid compensation for these two executive officers is $449,724 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2011.

Finally, the agreements provided for one-time payments aggregating $70,000 to reimburse the officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.  This obligation has been recorded as of April 1, 2010 and is included in general and administrative expense.  The Company reimbursed $40,000 of this amount during the year ended December 31, 2010, leaving a balance payable to one of these officers of $30,000 as of December 31, 2010, which was paid during the year ended December 31, 2011.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Chief Financial Officer

On August 12, 2010, the Company entered into an employment agreement with its newly-appointed Chief Financial Officer.  This employment agreement is on a month-to-month basis and can be terminated by either party at will.  Annual base compensation under the agreement was $120,000 initially, but was subsequently amended to be $180,000, retroactive to August 12, 2010.  The Company accrued $69,677 of compensation for the period from August 12, 2010 through December 31, 2010, all of which is unpaid at December 31, 2010 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2010.  The Company accrued additional base compensation of $98,710 for the period from January 1, 2011 through July 18, 2011, the date of this officer’s resignation.  At December 31, 2011 total accrued, but unpaid compensation for this former executive officer is $88,387 and is included in accrued liabilities in the accompanying balance sheet at December 31, 2011.

Additionally, the employment agreement provided for a grant of an option to acquire 3 million shares of the Company’s common stock at an exercise price of $0.38 per share.  The option expires on May 17, 2020.  The option to purchase 1 million shares of common stock vests at the end of six months of employment and the option to purchase the remaining 2 million shares vests monthly over the following 24 months.  During the year ended December 31, 2011, options granted to this officer were modified to reduce the exercise price from $0.38 to $0.30 per share.  The options granted to this officer were forfeited in October 2011, ninety days after his resignation.

Director Agreements

Effective April 1, 2010 and June 8, 2011, the Company entered into director agreements with its first and second outside directors.  The director agreements provide for annual compensation of $24,000.  Additionally, the agreements provide for additional compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.

On May 18, 2010, the Company’s board of directors approved the grant to the first director of an option to acquire one million shares of common stock at an exercise price of $0.24 per share.  The option has a term of ten years and vested upon the grant date.  However, this option was subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

On June 8, 2011, the Company’s board of directors approved the grant to the second director of an option to acquire one million shares of common stock at an exercise price of $0.30 per share.  The option expires in May 2020.  One third of the options vested upon the grant date and the remaining two thirds vest on a monthly basis over the following two years.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion
feature of debentures and
related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial
conversion feature and reset
provisions of notes	$-	$354,426	$-	$354,426

Liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - beneficial
conversion feature and reset
provisions of notes	$-	$243,376	$-	$243,376

As further described in Note 10, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

NOTE 15 – RELATED-PARTY AND OTHER TRANSACTIONS

Payable to Related Parties

In connection with their employment agreements, the Company agreed to provide for one-time payments aggregating $70,000 to reimburse two of the executive officers for sums and expenditures made and services provided prior to and in connection with the change of control of the Company in March 2010.   At December 31, 2010, the Company has reimbursed part of this amount, leaving a balance payable to one of these officers of $30,000.  The balance of this obligation to the officer has been paid as of December 31, 2011.

Effective August 31, 2011, the Company agreed to pay an officer $5,000 for unreimbursed business expenses in connection with his release from his employment agreement, which remains unpaid at December 31, 2011.

In October 2011, an entity related to an executive officer of the Company advanced the Company $4,400 for working capital purposes.  This amount has been repaid subsequent to December 31, 2011.

Transactions with Bayshore Exploration L.L.C.

In connection with the acquisition of oil and gas properties and the rendering of services to the Company during the years ended December 31, 2006 and 2005, common stock was issued to Bayshore or its owners, who are now shareholders of the Company.  The Company is engaged as a joint interest owner with Bayshore in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  Commencing August 2007, Bayshore became the operator on the completed wells.  During the years ended December 31, 2011 and 2010, Bayshore has retained the proceeds from oil and gas production, less lease operating and other expenses, and applied the net amounts to the Company’s liability.  At December 31, 2011 and 2010, the Company has a liability to Bayshore in the amount of $114,538 and $113,544, respectively, for unpaid costs in connection with the acquisition, development, and operation of oil and gas properties.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 16 – LEASE COMMITMENT

In June 2011, the Company entered into a new lease for office space in California under the terms of an operating lease.  The term of the lease is from June 15, 2011 through May 31, 2016.  The lease provides for payments of $3,653 per month at the inception of the lease and increasing periodically to $4,018 per month at the end of the lease.  Minimum lease commitments at December 31, 2011 for the remaining term of the lease are as follows:

Year ending December 31,
2012	$43,830
2013	43,830
2014	45,413
2015	47,543
2016	20,089
Thereafter	-

Total	$200,705

Lease expense charged to operations for the years ended December 31, 2011 and 2010 was $28,122 and $3,525, respectively.

NOTE 17 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2011 and 2010:

	2011	2010

Operating loss carry forwards	$2,937,447	$2,136,080
Oil and gas properties	543,137	543,211
Accrued compensation	225,553	106,455
Stock-based compensation	194,762	46,345
Property and equipment	367	258
Valuation allowance	(3,901,266)	(2,832,349)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased by $1,068,917 and $423,089 for the years ended December 31, 2011 and 2010, respectively.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2011 and 2010:

	2011	2010

Income tax benefit at statutory rate	$(2,345,168)	$(1,412,528)
Share-based compensation	1,025,820	750,145
Amortization of discount on convertible debt and other notes	381,985	135,768
Change in fair value of derivative liabilities	(134,957)	82,135
Other non-deductible expenses and adjustments	3,403	21,391
Change in valuation allowance	1,068,917	423,089

Income Tax Expense	$-	$-

As of December 31, 2011, the Company has operating loss carryforwards of approximately $8.6 million.  The operating losses expire, if not used, from 2025 through 2031.  The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the states of Texas and California.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2008.  During the years ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2011, the Company had the following noncash investing and financing activities:

•	The Company issued 2,956,641 shares of common stock as a result of the conversion of $140,000 of principal of 9% convertible promissory notes and $10,788 of related accrued interest.

•
The Company issued 5,365,331 shares of common stock as a result of the conversion of $139,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $6,400 of related accrued interest.

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

•	The Company issued 400,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

The Company paid $0 and $28,093 for interest during the year ended December 31, 2011 and 2010, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes

Subsequent to December 31, 2011, the Company issued unsecured convertible promissory notes in the aggregate amount of $210,000 and issued warrants to purchase 2,100,000 common stock of the Company to six unaffiliated parties.  The convertible promissory notes bear interest at 8% per annum and are due on various dates between September 14, 2012 and November 1, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  The warrants have an exercise price of $0.15 per share and expire on December 31, 2016.

On March 6, 2012, the Company issued a secured bridge loan note in the amount of $250,000 and issued a warrant to purchase 1,250,000 common stock of the Company to an individual.  The bridge loan note bears interest at 11% per annum and is due on May 5, 2012.  The bridge loan note is secured by a deed of trust on certain oil and gas properties known as Mustang Island, also acquired in March 2012, as discussed below.  The warrants have an exercise price of $0.15 per share and expire on March 6, 2017.

During March 2012, the Company received $75,000 under a prior arrangement with an unaffiliated entity.  This unsecured convertible promissory note accrues interest at 6% per annum.  The principal and unpaid accrued interest are due March 15, 2013.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Conversion of Promissory Notes

Between February 21, 2012 and March 9, 2012, $50,000 of the unsecured convertible promissory notes with an unaffiliated entity, plus accrued interest of $2,000, was converted into 2,805,434 shares of common stock at a weighted-average conversion price of $0.0185 per share.  The issuance of these shares triggered the reset of the conversion price of the convertible debentures in the amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 25,815,000 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  See Notes 7 and 12 for further disclosure of these provisions.  As of March 9, 2012, the reset conversion price of the debentures and exercise price of the related warrants is $0.0169 per share based on the lowest of the conversion prices.

Between February 9, 2012 and April 13, 2012, $67,000 of the unsecured convertible promissory note with another unaffiliated entity was converted into 2,993,320 shares of common stock at a weighted-average conversion price of $0.0224 per share.

Black Cat Purchase and Sale Amendment

On March 5, 2012, the Company entered into a First Amendment to Purchase and Sale Agreement (the “Amendment”) with Black Cat Exploration & Production LLC (“Black Cat”), which amended the Purchase and Sale Agreement for Oil & Gas Properties and Related Assets entered into between the Company and Black Cat on November 14, 2011 (the “Agreement”).  As amended, the Agreement provides for Black Cat to sell the Company all rights, title and interest that Black Cat owns in certain wells in the Gulf of Mexico (the “Assets”) in exchange for $175,000, a junior promissory note in the amount of $1,075,000, of which $100,000 is due on May 31, 2012 and the balance payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well, and the issuance of 45 million shares of the Company’s common stock.  The Company was required to deposit $250,000 into an escrow account upon execution of the Amendment.

On March 27, 2012, the Company acquired certain assets from Black Cat pursuant to the amended Agreement.  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 45 million shares of common stock, of which 22.5 million shares were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.

Ironridge Global IV, Ltd. Settlement

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case is Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

The Order provides for the issuance by the Company of 10,150,000 shares of common stock (the “Initial Shares”) to Ironridge in settlement of the Claim Amount.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge will retain 1,000,000 shares of the Company's common stock, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the sum of the Claim Amount plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Pursuant to the Order, for every 4.2 million shares of the Company's common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

However, the Order provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

Consulting Contracts and Issuance of Equity Securities

During January 2012, the Company entered into a consulting contract for public relations services.  The contract has a term of six months.  The contract can be extended by mutual agreement of the parties.  In connection with this consulting contract, the Company granted options to acquire 600,000 shares of common stock at an exercise price of $0.15 per share.  The options vest over twelve months and have a term of five years.  The Company also awarded 800,000 shares of common stock which vest over a period of eight months.

During February 2012, the Company entered into a consulting contract for business services.  The contract was amended in March 2012 and has a term of five months.  In connection with this consulting contract, the company granted options to acquire 200,000 shares of common stock and issued warrants to acquire 1,000,000 shares of common stock, each with an exercise price of $0.25 per share.  The options were immediately vested and have a term of two years.

During February 2012, the Company entered into a consulting contract for investors relations services.  The contract has a term of twelve months.  In connection with this consulting contract, the company issued warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.075 per share.  The warrants were immediately vested and expire on December 31, 2016.

NOTE 20 – SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

The following supplemental information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and by the Financial Accounting Standards Board.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amount of related accumulated impairment expense as of:

	December 31,
	2011	2010

Proved undeveloped properties, not being amortized	$5,698,563	$-
Unproved undeveloped properties, not being amortized	1,264,286	1,264,286
Unproved developed properties, not being amortized	3,170,792	3,170,792
Less impairment of oil and gas properties	(3,847,192)	(3,847,192)

Net Capitalized Costs	$6,286,449	$587,886

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, disposition, exploration and development activities during the periods indicated:

	For the year ended December 31,
	2011	2010

Acquisition of proved undeveloped properties	$5,698,563	$-
Exploration costs	-	-
Development costs	-	-

Total costs incurred	$5,698,563	$-

Results of Operations for Oil and Gas Producing Activities (Unaudited)

The following table reflects the results of operations for oil and gas producing activities.  The results of operations from oil and gas producing activities below exclude corporate overhead, interest expense and other elements of non-operating income or expense.

	For the year ended December 31,
	2011	2010

Oil and gas revenues, net	$7,877	$14,960
Lease operating expenses	(5,344)	(10,220)
Accretion of asset retirement obligations	(346)	(497)
General and administrative (exclusive of corporate overhead)	(176,938)	(104,274)

Results of operations before income taxes	(174,751)	(100,031)
Provision for income taxes	-	-

Results of operations for oil and gas producing activities	$(174,751)	$(100,031)

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes (see Standardized Measure) for the periods presented are based on estimates prepared by James F. Hubbard Consultant, independent petroleum engineer. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The Company’s net ownership in estimated quantities of proved oil and gas reserves, and changes in net proved reserves, all of which are located in the Gulf of Mexico, is summarized below as of and for the year ended December 31, 2011.  These properties were acquired during the year ended December 31, 2011, and accordingly there are no estimated quantities of proved oil and gas reserves as of and for the year ended December 31, 2010.  The Company’s has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist for its properties in Texas.  Accordingly, the Company has not presented reserve quantities information for the Texas properties.

For the year ended December 31, 2011
	Oil (Bbls)	Natural Gas (Mcf)

Total proved reserves at December 31, 2010	-	-
Purchase of reserves in place	407,635	1,151,452
Revisions of estimates	-	-
Extensions, discoveries, improved recovery and
other additions	-	-

Total proved reserves at December 31, 2011	407,635	1,151,452

Total proved developed reserves at December 31, 2011	-	-

Standardized Measures of Discounted Future Cash Flows (Unaudited)

The following table reflects the Standardized Measure of Discounted Future Net Cash Flows relating to the Company’s interest in proved oil and gas reserves for properties located in the Gulf of Mexico for the year ended December 31, 2011.  These properties were acquired during the year ended December 31, 2011, and accordingly, no Standardized Measure of Discounted Future Net Cash Flows for the year ended December 31, 2011 is presented.  The Company’s has not yet obtained a study of oil and gas reserves or determined that any proved oil or gas reserves exist for its properties in Texas.  Accordingly, the Company has not presented Standardized Measure of Discounted Future Net Cash Flows for the Texas properties.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

For the year ended December 31, 2011

Future cash inflows	$36,663,977
Future production costs	(2,156,000)
Future development costs	(9,800,000)
Future income tax expense	(6,463,201)
10% discount factor	(3,225,575)

Standardized measure of discounted
future net cash flows	$15,019,201

Future net cash flows at year end, as reported in the above schedule, were determined by summing the estimated annual net cash flows computed by: (i) multiplying estimated quantities of proved reserves to be produced during each year by year-end prices and (ii) deducting estimated expenditures to be incurred during each year to develop and produce the proved reserves (based on year-end costs).

Income taxes were computed by applying year-end statutory rates of 34% to pretax net cash flows, reduced by the tax basis of the properties. The annual future net cash flows were discounted, using a prescribed 10% rate, and summed to determine the standardized measure of discounted future net cash flow.

Readers are cautioned that the standardized measure information which places a value on proved reserves is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. Such information is disclosed solely in accordance with authoritative guidance and the requirements promulgated by the Securities and Exchange Commission to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management does not rely on these computations when making investment and operating decisions.

Principal changes in the Standardized Measure of Discounted Future Net Cash Flows attributable to the Company’s proved oil and gas reserves for the periods indicated are as follows:

For the year ended December 31, 2011

Balance at beginning of year	$-
Purchase of oil and gas properties	17,500,266
Extension, discoveries, and improved recovery, net
of future production and development costs	-
Changes in estimated future development cost	-
Revisions of quantity estimates	-
Revisions of natural gas price estimates	(3,166,496)
Accretion of discount	(391,178)
Net change in income taxes	1,076,609

Balance at end of year	$15,019,201

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2012 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2012, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011 for the reasons discussed above.

This annual report does not include an attestation report by Hansen, Barnett & Maxwell, P.C., our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

Form 8-K Information

Black Cat Acquisition

On March 27, 2012, we closed on the acquisition of certain assets from Black Cat.  For a complete description, see “Item 1.  Description of Business – Recent Developments – Black Cat Acquisition.”

Debenture and Warrant Financing

In March 2012, we entered into subscription agreements with Sean Whalen and New Rock Capital, LLC, pursuant to which we sold convertible debentures and common stock purchase warrants.  For a complete description, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debenture and Warrant Financing.”

Secured Debt Financing

In March 2012, we entered into an agreement with Kapoor, pursuant to which we sold the Secured Note and Kapoor Warrant.  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note. For a complete description, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Secured Debt Financing.”

Stock Issuance

In March 2012, we issued 10,150,000 shares of common stock to Ironridge pursuant to a court ordered settlement.  For a complete description, see “Item 3.  Legal Proceedings – Ironridge Litigation.”

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 13, 2012 are set forth below:

Name	Age	Title
Charles F. Volk, Jr.	52	Chairman of the Board of Directors, Chief Executive Officer and Treasurer
James E. Burden	72	Secretary and Director
Clifford W. Henry	72	Director
Paul Jordan	52	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Charles F. Volk, Jr.  Mr. Volk has been our Chief Executive Officer, Chairman of the Board of Directors since March 2010. Mr. Volk has been the Chairman of Bermuda Segregated Funds, Ltd. an open end Mutual Fund in Bermuda since March 2008. Mr. Volk has also served as the Chairman and President of Osage Energy Corporation from 2004 to 2007, as the Managing Director of Cyril Petrochemical Corporation, as the Managing Director of Norman Capital, Inc. from 1992 to 1997, as a business development consultant to Asset Growth Partners, Inc. from 1991 to 1992, as President of Gold Circle Mines, Inc. from 1983 to 1991, and as General Partner of Oil & Gas Partnerships from 1981 to 1993. In addition, Mr. Volk participated in the management and marketing of Esilux Corporation, an international marketer and distributor of specialized industrial safety systems. Mr. Volk received his B.S. degree in Business Administration from the Menlo School of Business Administration in Menlo Park, CA in 1981.

James Burden, J.D.  Mr. Burden has been our Secretary and a Director since March 2010 and Executive Vice President and Treasurer since June 2011. Between March 2010 and June 2011, Mr. Burden served as our President. Mr. Burden has forty years of experience in corporate finance, law practice, and business operations. After a lengthy legal career in which he functioned in both a legal and business capacity, in 2001, Mr. Burden ceased the practice of law and concentrated full efforts to business activities for his own account. He has co-founded, operated, and served as an officer, director or management committee member of a variety of companies, including a number of oil exploration companies. He was a principal and management committee member of Judgment Oil & Gas, Luling, TX, and a production company with over 145 wells. He co-founded and was a managing general partner of AusTex Oil & Gas, Luling, TX, an oil exploration company, which was funded by Mr. Burden and two others with personal, not syndicated, funds.

Mr. Burden is President and the majority owner of Dorset Capital, LLC, a company that facilitates the formation and financing of companies both in the U.S. and in the United Kingdom. Mr. Burden was the co-founding director, stockholder and Chief Operations Officer of KineMed, Inc. from 2001 to 2005, and helped grow the company from a start-up to over 55 employees. Since August 2008, Mr. Burden has been back working with KineMed as Counsel and Assistant Secretary. Other U.S. companies co-founded and developed by Mr. Burden include Emiliem, Inc., where he has been a director and Chief Business Officer since November 2005 and Info4cars, Inc., which he co-founded and grew to annual revenues of $11 million before the company was sold. As an underwriting member of Lloyds of London, starting in the early 1980’s, Mr. Burden established U.K. business relationships and co-founded a number of U.K. companies and was a cofounding director of the Gloucestershire Innovation Centre, Ltd., in Cheltenham, England, and Euro Gen Pharmaceuticals, Ltd., company affiliated with a NASDAQ-listed U.S. company. He remains active in U.K. business and currently acts as an advisor to a number of U.K. companies.

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

Immediately before Dawson-Henry, Mr. Henry managed the equity portfolio for the JC Penney Insurance Company, and was a member of the Investment Policy Committee.

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

Paul Jordan. Mr. Jordan has been a Director since June 2011. Since January 2010, Mr. Jordan has been the Managing Principal of NP3 LLC, a Littleton, Colorado-based financial and natural resource advisory company. Between July 2007 and December 2010, Mr. Jordan was the Executive Vice President of Willsource Enterprise, LLC, a Denver, Colorado-based oil and gas exploration and production company. Between July 2004 and July 2007, Mr. Jordan was the Director of Sowell Capital Management LP, a Boston-based private investment firm with $2 billion in assets under management. Previously, Mr. Jordan was an investment professional with Harvard Management Company, a Vice President and Portfolio Manager – Oil and Gas for GE Capital Structured Finance Group, an Executive Director at CIBC World Markets and a Senior Petroleum Engineer for BHP Petroleum (Americas) Inc. and Petro-Lewis Corporation. Mr. Jordan holds a Masters Degree in Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Science Degree in Petroleum Engineering from the Montana College of Mineral Science and Technology.

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

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Charles Volk and James Burden have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Clifford Henry and Paul Jordan are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2011, our board of directors held 12 meetings and approved certain actions by unanimous written consent. We currently do not have any board committees.  The board as a whole carries out the functions of the audit, compensation and nominating committees. We expect our directors to attend all board meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, except as disclosed below, we believe that with respect to the fiscal year ended December 31, 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements:

•	A late Form 4 was filed on June 9, 2011 by James Burden relating to the issuance of 750,000 shares of common stock on June 6, 2011 to Mr. Burden from the Company as a bonus;
•	A late Form 4 was filed on June 9, 2011 by Charles Volk relating to the issuance of 15,000,000 shares of common stock on June 6, 2011 to Mr. Volk from the Company as a bonus;
•
A late Form 3 was filed on June 20, 2011 by Charles Volk Revocable Family Trust, relating to the acquisition of 14,000,000 shares of common stock on June 6, 2011 from Mr. Volk, which shares constituted more than 10% of our issued and outstanding shares; and

•	A late Form 3 was filed on June 27, 2011 by Paul Jordan, relating to his appointment as a Director of the Company on June 7, 2011.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, up to the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($) (5)		Bonus Paid or Accrued ($)		Stock Awards ($)			Option Awards ($) (6)		All Other Compensation ($) (9)		Total ($)
Charles Volk (1) Chairman, Chief Executive Officer, and Director	2011 2010	$ $	240,000 180,000	$ $	50,000 0	$ $	2,850,000 0	(10)	$ $	0 639,300	$ $	0 40,000	$ $	3,140,000 859,300
Robert Freiheit (2) Chief Executive Officer and Director	2010		$0		$0		$106,081	(8)		$0		$0		$106,081
James Burden (3) President, Secretary, and Director	2011 2010	$ $	180,000 135,000	$ $	37,500 0	$ $	142,500 27,000	(11) (7)	$ $	0 639,300	$ $	0 30,000	$ $	360,000 831,300
Stephen Spalding (4) Chief Financial Officer	2010		$69,677		$0		$0			$293,900		$0		$363,577

(1)	Mr. Volk was appointed Chief Executive Officer on March 17, 2010.

(2)	Mr. Freiheit resigned as Chief Executive Officer on March 17, 2010.

(3)	Mr. Burden was appointed President on March 17, 2010.

(4)	Mr. Spalding was appointed Chief Financial Officer on August 12, 2010 and resigned effective July 18, 2011.

(5)
This column represents the aggregate amounts accrued under the named executive officer’s employment contract. Of the amounts accrued for Mr. Volk, he received payments of $218,755 and $103,085 during the years ended December 31, 2011 and 2010, respectively. Of the amounts accrued for Mr. Burden, he received payments of $48,745 and $0 during the years ended December 31, 2011 and 2010, respectively. The balance of Mr. Volk’s and Mr. Burden’s accrued compensation is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2011.

(6)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the option grants, refer to notes 12 and 13 of our audited fiscal year-end consolidated financial statements contained herein. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards. Under generally accepted accounting principles, compensation expense with respect to option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards.

(7)	This represents the aggregate award date estimated fair value of a stock award of 124,647 shares to Mr. Burden.

(8)
This represents the aggregate award date estimated fair value of a stock compensation award of 750,000 shares to Mr. Freiheit for his services in connection with the change of managerial control in March 2010.

(9)
Amounts included in this column for Mr. Volk and Mr. Burden represent reimbursements allowed by their employment contracts for sums and expenditures made and services provided prior to and in connection with the change of managerial control in March 2010. The amount due to Mr. Volk was paid in fiscal 2010 and the amount due to Mr. Burden has been paid in fiscal 2011.

(10)	This represents the award date fair value of a stock award of 15,000,000 shares to Mr. Volk and the Charles Volk Revocable Family Trust.

(11)	This represents the award date fair value of a stock award of 750,000 shares to the James and Kathryn Burden Trust dated November 3, 1992.

Option/SAR Grants in Fiscal Year Ended December 31, 2011

Name	Grant Date		Equity Grants
			All Other Stock Awards: Number of Share of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

		Date of Approved Equity Awards

Charles F. Volk, Jr.	6/3/2011	6/3/2011	15,000,000	0	0	2,850,000
James E. Burden	6/3/2011	6/3/2011	750,000	0	0	142,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Charles F. Volk, Jr.	5/18/2010	3,000,000	0	0.24	5/17/2020
James E. Burden	5/18/2010	3,000,000	0	0.24	5/17/2020

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2011, about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2010 Stock Option Plan, which was approved by the Board of Directors and shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,800,000	$0.26	11,200,000
Equity compensation plans not approved by security holders	-	-	-
Total	8,800,000	$0.26	11,200,000

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Chief Executive Officer and Executive Vice President/Secretary

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

As additional compensation to these two officers, the agreements provide for us to recommend to the administrative committee that these employees be granted options to acquire six million shares of our common stock. On May 18, 2010, our board of directors approved the grant of options to acquire a total of six million shares of common stock at an exercise price of $0.24 per share. The options have a term of ten years and vested upon the grant date. However, these options were subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

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

Director Agreements

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

Effective June 7, 2011, we entered into a director agreement with an outside director, Mr. Jordan. The director agreement provides for annual compensation of $24,000. Additionally, the agreement provides for additional compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director. The director agreement also provides for the grant of an option to acquire one million shares of our common stock. On June 7, 2011, the board of directors approved the grant of the option to acquire one million shares of common stock at an exercise price of $0.30 per share. The option has a term ending May 17, 2020. One third of the shares are vested upon the grant date and the remaining shares are vested at the rate of 27,777 shares at the end of each month over a 24-month period.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Clifford W. Henry (1)	$24,000	(3)	-		$24,000
Paul Jordan (2)	$13,533	(4)	$178,100	(5)	$191,633
Total:	$37,533		$178,100		$215,633

(1)	Mr. Henry was appointed a director on March 17, 2010.

(2)	Mr. Jordan was appointed a director on June 7, 2011.

(3)
Pursuant to a Director Agreement with Mr. Henry, effective April 1, 2010,  which provides for annual compensation of $24,000 plus compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.

(4)
Pursuant to a Director Agreement with Mr. Jordan, effective June 7, 2011,  which provides for annual compensation of $24,000 plus compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.

(5)
This amount represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes 12 and 13 of our consolidated financial statements in this Annual Report.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2012:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Worthington Energy, Inc., 220 Montgomery Street, #1094, San Francisco CA 94104-3413.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Charles F. Volk, Jr.	Common Stock	18,000,000 (3)	13.33%
James E. Burden	Common Stock	3,874,647 (4)	3.65%
Clifford W. Henry	Common Stock	1,000,000 (5)	*
Paul Jordan	Common Stock	638,880 (5)	*
Officers and Directors as a Group (4 persons)	Common Stock	23,513,527 (6)	17.75%

Black Cat Exploration & Production, LLC (7)	Common Stock	22,500,000	21.81%

Montecito Offshore, LLC (8)	Common Stock	15,000,000	14.54%

Charles Volk Revocable Family Trust (9)	Common Stock	14,000,000	13.57%

Ironridge Global IV, Ltd. (10)	Common Stock	10,150,000 (11)	9.84%
___________________________
* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 13, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 103,148,375 shares of common stock issued and outstanding as of April 13, 2012.

(3) Includes 3,000,000 shares of common stock underlying options currently exercisable or exercisable within 60 days.  Also includes 14,000,000 shares of common stock owned by the Charles Volk Revocable Family Trust. Charles Volk, as the Trustee of the Charles Volk Revocable Family Trust has investment and voting control over the shares held by the trust.

(4) Includes 3,000,000 shares of common stock underlying options currently exercisable or exercisable within 60 days.

(5) Represents shares of common stock underlying options currently exercisable or exercisable within 60 days.

(6) Includes 7,638,880 shares of common stock underlying options currently exercisable or exercisable within 60 days.  Also includes 14,000,000 shares of common stock owned by the Charles Volk Revocable Family Trust.

(7) Anthony J. Mason, President, has investment and voting control over the shares held by this entity. The mailing address for this entity is 2727 Revere Street Suite #2009, Houston, Texas, 77019.

(8) Robert Smith, Managing Member, has investment and voting control over the shares held by this entity. The mailing address for this entity is 909 Poydras Street, Suite 2200, New Orleans, LA 70112.

(9) Charles Volk, our Chief Executive Officer, has investment and voting control over the shares held by this trust.

(10) Peter Cooper, as director of Ironridge Global IV, Ltd., has investment and voting control over the shares held by this entity. Brendan T. O’Neil, Richard H. Kreger, John C. Kirkland and Keith Coulston, as managing members of Ironridge Global Partners, LLC, a stockholder and beneficial owner of Ironridge Global IV, Ltd., may be deemed beneficial owners of the the shares held by this entity, however, they disclaim beneficial ownership or control of any of the securities owned by Ironridge Global IV, Ltd.

(11) As reported pursuant to a Schedule 13G, filed with the SEC on March 22, 2012.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

	Fiscal year ended December 31,
	2011	2010
Audit fees	$44,000	$37,998
Audit-related fees	$—	$—
Tax fees	$7,000	$3,469
All other fees	$—	$—

Audit Fees

We were billed $44,000 for professional services rendered for the audit and reviews of our 2011 annual and interim financial statements.  We were billed $37,998 for professional services rendered for the audit and reviews of our 2010 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2011 and 2010, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2011 and 2010, we were billed $7,000 and $3,469 respectively, for professional services rendered for tax compliance.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.04	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Quarterly Report of Form 10-Q filed on August 23, 2010, SEC File No. 000-52590.
3.05	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2012.
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
4.02	Form of Warrant	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.01	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Area of Mutual Interest and Lease Options (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.02	Bayshore Exploration L.L.C. letter to Paxton Energy, Inc., dated April 20, 2005, re: Leases & Options (AMI-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.03	Participation Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated June 6, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.04	Farm-In Participation Agreement between Paxton Energy, Inc. and Maxim Resources, Inc. dated July 25, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.05	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated July 28, 2005 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.06	Participation Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated November 20, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.07	Purchase Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated December 30, 2005 (Cartwright No. 1 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.

10.08	Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated March 16, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.09	Exploration Agreement between Bayshore Exploration LLC and Paxton Energy, Inc., executed April 17, 2006, effective March 1, 2006 (Cooke No. 3 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.10	Form of Registration Rights Agreement with related schedule	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.11	Amendment to Lease Acquisition Agreement between Paxton Energy, Inc. and Bayshore Exploration L.L.C. dated June 13, 2006 (3,200 Acres M/L, La Salle County, TX)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.12	Option Agreement between Paxton Energy, Inc., and Bayshore Exploration L.L.C. dated October 22, 2006 (Cooke No. 2 Well-Cooke Ranch Deep Prospect)	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
10.13	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Amendment of Exploration Agreement of March 1, 2006.	Incorporated by reference from our Quarterly Report on Form 10-Q filed August 19, 2008
10.14	Bayshore Exploration L.L.C., letter to Paxton Energy, Inc., dated July 21, 2008, re: Election to Participate in 220 Acre Lease.	Incorporated by reference from our Quarterly Report on Form 10-Q filed August 19, 2008
10.15	Form of Secured Promissory Note, dated September 3, 2008, with related schedule of holders	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008
10.16	Form of Security Agreement, dated September 3, 2008, with related schedule of secured parties	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008
10.17	Assignment and Bill of Sale related to Sale of Working Interest in Cook No. 6 (21.75% working interest) effective September 1, 2008	Incorporated by reference from our Quarterly Report on Form 10-Q filed November 19, 2008
10.18	Agreement for Change of Control and Recapitalization of Paxton Energy, Inc., dated March 17, 2010 among Charles Volk, Paxton Energy, Inc., Robert Freiheit and Tom Manz	Incorporated by reference from our Annual Report on Form 10-K filed April 15, 2010.
10.19	Employment Agreement between the Company and Charles F. Volk, Jr.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.20	Employment Agreement between the Company and James E. Burden.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.21	Employment Agreement between the Company and Stephen Spalding.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.22	Board of Directors Agreement between the Company and Clifford Henry.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.23	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.24
Representative Stock Option Agreement with Charles F. Volk, Jr. for 3 million option shares, with James E. Burden for 3 million option shares, with Stephen Spalding for 3 million option shares, and with Clifford Henry for 1 million option shares.
Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.25	Form of $300,000 Unsecured Convertible Promissory Note.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.26	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.27	6% Convertible Redeemable Note, issued October 12, 2010 to Strategic IR, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 18, 2010.
10.28	Agreement to Form LLC to Acquire Oil & Gas Leases, Wells, Working Interests and Equipment, effective as of January 4, 2011, by and between Paxton Energy, Inc. and Lighthouse Petroleum, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.

10.29	Asset Sale Agreement, dated as of March 28, 2011, by and between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
10.30	First Addendum to Asset Sale Agreement dated April 7, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 11, 2011.
10.31	Agreement of Merger dated April 29, 2011, between Paxton Energy, Inc., PaxAcq Inc., Virgin Oil Company, Inc., and Virgin Offshore U.S.A., Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2011.
10.32	Form of Subscription Agreement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.33	Form of Convertible Secured Debenture, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.34	Form of Warrant, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.35	Form of Mortgage, Assignment, Security Agreement and Financing Statement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.36	Second Addendum to Asset Sale Agreement dated May 2, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.37	Form of Subordinated Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.38	Form of Assignment and Assumption Agreement.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.39	Employment Agreement, dated June 15, 2011, by and between Paxton Energy, Inc. and Robert Fulton Smith, Jr.	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2011.
10.40	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.40	Form of Convertible Promissory Note, issued February 7, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.41	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.42	Form of Convertible Promissory Note, issued April 5, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.43	Amended and Restated 2010 Incentive Stock Option Plan	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.44	Securities Purchase Agreement, dated as of August 12, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.45	Form of Convertible Promissory Note, issued August 12, 2011	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.46	Form of Asset Sale Agreement, dated as of October 25, 2011, by and between Paxton Energy, Inc. and Black Sands Energy, LLC	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.47	Convertible Redeemable Secured Note, dated August 10, 2011, issued by Paxton Energy, Inc. to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2011.
10.48	Purchase and Sale Agreement dated November 14, 2011, between Paxton Energy, Inc. and Black Cat Exploration & Production, LLC	Incorporated by reference to the amended Current Report on Form 8-K/A filed on November 22, 2011.
10.49	Securities Purchase Agreement, dated as of November 14, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.50	Form of Convertible Promissory Note, issued November 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.51	Subscription Agreement, dated as of November 21, 2011, by and between Paxton Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.

10.52	Form of Convertible Promissory Note, issued November 21, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.53	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and Luis Urroz	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.54	Form of Convertible Promissory Note, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.55	Form of Common Stock Purchase Warrant, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.56	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.57	First Amendment to Subscription Agreement, dated as of December 23, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.58	Form of Convertible Promissory Note, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.59	Form of Common Stock Purchase Warrant, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.60	Securities Purchase Agreement, dated as of December 20, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.61	Form of Convertible Promissory Note, issued December 20, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.62	Form of Subscription Agreement, dated as of December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.63	Form of Convertible Promissory Note, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.64	Form of Common Stock Purchase Warrant, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.65	Form of Subscription Agreement	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.66	Form of Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.67	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.68	First Amendment to Purchase and Sale Agreement, dated as of March 5, 2012 by and between Worthington Energy, Inc. and Black Cat Exploration & Production LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.69	Convertible Note, dated August 10, 2011, issued to GEL Properties, Inc.	Filed herewith.
10.70	Form of Deed of Trust, Security Agreement and Financing Statement Covering as Extracted Collateral, dated March 6, 2012 by PaxAcq, Inc. in favor of Sanjay Kapoor	Filed herewith.
10.71	Form of Secured Promissory Note, issued March 6, 2012 to Sanjay Kapoor	Filed herewith.
10.72	Form of Common Stock Purchase Warrant, issued March 9, 2012 to Anna Rancher	Filed herewith.
10.73	Form of Subscription Agreement, dated as of March 14, 2012 by and between Worthington Energy, Inc. and Sean Whalen	Filed herewith.
10.74	Form of Convertible Promissory Note, issued March 14, 2012 to Sean Whalen	Filed herewith.
10.75	Form of Common Stock Purchase Warrant, issued March 14, 2012 to Sean Whalen	Filed herewith.

10.76	Form of Subscription Agreement, dated as of March 26, 2012 by and between Worthington Energy, Inc. and New Rock Capital, LLC	Filed herewith.
10.77	Form of Convertible Promissory Note, issued March 26, 2012 to New Rock Capital, LLC	Filed herewith.
10.78	Form of Common Stock Purchase Warrant, issued March 26, 2012 to New Rock Capital, LLC	Filed herewith.
14.01	Code of Ethics	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
23.01	Consent of James F. Hubbard Consultant	Filed herewith.
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.01	Reserve Report of James F. Hubbard Consultant	Filed herewith.
101 INS	XBRL Instance Document*	Filed herewith.
101 SCH	XBRL Schema Document*	Filed herewith.
101 CAL	XBRL Calculation Linkbase Document*	Filed herewith.
101 LAB	XBRL Labels Linkbase Document*	Filed herewith.
101 PRE	XBRL Presentation Linkbase Document*	Filed herewith.
101 DEF	XBRL Definition Linkbase Document*	Filed herewith.
___________

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

WORTHINGTON ENERGY, INC.

Date: April 16, 2012	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES F. VOLK, JR.	Director	April 16, 2012
Charles F. Volk, Jr.

/s/ JAMES E. BURDEN	Director	April 16, 2012
James E. Burden

/s/ CLIFFORD W. HENRY	Director	April 16, 2012
Clifford W. Henry

	Director	April 16, 2012
Paul Jordan