Form 10-Q
period 2012-03-31
WORTHINGTON ENERGY, INC.
filed 2012-05-15
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, issuer had 110,222,972 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worthington Energy, Inc. (formerly Paxton Energy, Inc.), has included its unaudited condensed consolidated balance sheets as of March 31, 2012, and December 31, 2011 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, and for the period from June 30, 2004 (date of inception) through March 31, 2012, and the unaudited condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2012, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2011, included in its annual report on Form 10-K.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$27,158	$1,552
Receivable from attorneys' trust accounts	-	668
Prepaid expenses and other current assets	674	20,276
Total Current Assets	27,832	22,496

Property and Equipment, net of accumulated depreciation	15,709	14,211
Oil and gas properties, using full cost accounting	8,413,091	6,286,449
Deferred financing costs	58,351	199,451
Other assets	14,610	14,610

Total Assets	$8,529,593	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$139,794	$463,499
Accrued liabilities	796,798	1,047,005
Payable to Ironridge Global IV, Ltd.	1,137,141	-
Payable to Bayshore Exploration L.L.C.	10,738	114,538
Payable to related parties	5,000	9,400
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	99,807	64,218
Secured notes payable, net of discount	1,831,419	500,000
Convertible debentures, net of discount	1,847,191	917,812
Accrued registration rights penalties and interest	13,503	13,222
Total Current Liabilities	5,881,391	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,117	37,060
Derivative liabilities	5,813,079	2,825,909
Total Long-Term Liabilities	5,850,196	2,862,969

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 103,056,505 and 64,699,621 shares issued and outstanding, respectively	103,057	64,700
Additional paid-in capital	20,708,177	19,270,130
Deficit accumulated during the exploration stage	(24,013,228)	(19,135,276)
Total Stockholders' Equity (Deficit)	(3,201,994)	199,554

Total Liabilities and Stockholders' Equity (Deficit)	$8,529,593	$6,537,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

Oil and gas revenues, net	$-	$5,479	$370,437

Costs and Operating Expenses
Lease operating expenses	-	3,390	148,812
Impairment loss on oil and gas properties	-	-	3,847,192
Accretion of asset retirement obligations	57	86	8,811
General and administrative expense	569,307	422,899	4,947,098
Share-based compensation	118,004	84,098	7,801,938
Total costs and operating expenses	687,368	510,473	16,753,851

Loss from operations	(687,368)	(504,994)	(16,383,414)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	(2,615,567)	(37,181)	(2,460,207)
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(155,996)	(17,737)	(987,447)
Amortization of deferred financing costs	(141,100)	-	(473,337)
Amortization of discount on convertible
debentures and notes and other debt	(1,277,921)	(154,091)	(3,796,805)
Total other income (expense)	(4,190,584)	(209,009)	(7,629,814)

Net Loss	$(4,877,952)	$(714,003)	$(24,013,228)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	72,536,826	24,049,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2012
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2011	64,699,621	$64,700	$19,270,130	$(19,135,276)	$199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to March 2012, $0.0169 to $0.0322 per share	5,706,884	5,707	256,224	-	261,931

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012, $0.038 per share	22,500,000	22,500	832,500	-	855,000

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.04 per share	1,000,000	1,000	39,000	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012, $0.02639 per share	9,150,000	9,150	232,319	-	241,469

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	78,004	-	78,004

Net loss	-	-	-	(4,877,952)	(4,877,952)

Balance - March 31, 2012	103,056,505	$103,057	$20,708,177	$(24,013,228)	$(3,201,994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

Cash Flows From Operating Activities
Net loss	$(4,877,952)	$(714,003)	$(24,013,228)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	118,004	84,098	7,801,938
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	1,419,021	154,091	4,270,142
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	57	86	8,811
Depreciation expense	933	103	7,748
Change in fair value of derivative liabilities	2,615,567	37,181	2,460,207
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	19,602	9,339	(674)
Other assets	-	-	(14,610)
Accounts payable and accrued liabilities	357,898	251,942	2,299,054
Payable to related parties	(4,400)	(15,000)	5,000
Accrued registration rights penalties and interest	281	278	303,817
Net Cash Used In Operating Activities	(350,989)	(191,885)	(3,031,785)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(196,642)	-	(3,636,720)
Purchase of property and equipment	(2,431)	-	(23,457)
Net Cash Used In Investing Activities	(199,073)	-	(3,660,177)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	-	90,000	3,134,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock	575,668	50,000	2,150,000
Proceeds from issuance of convertible debentures	-	-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	-	(406,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	575,668	140,000	6,719,120
Net Increase (Decrease) In Cash And Cash Equivalents	25,606	(51,885)	27,158
Cash and Cash Equivalents At Beginning Of Period	1,552	53,421	-
Cash and Cash Equivalents At End Of Period	$27,158	$1,536	$27,158

Supplemental Cash Flow Information - Note 12

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

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

Nature of Operations – As further described in Note 2 to these condensed consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  The Company owns oil and gas properties in the Cooke Ranch prospect in LaSalle County, Texas, where the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.   In May 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, in certain oil and gas leases in the Gulf of Mexico.  And in March 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC consisting of a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease.

The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of Worthington Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, and for the period from June 30, 2004 (date of inception) through December 31, 2011, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2012 and its consolidated results of operations and cash flows for the three months ended March 31, 2012 and 2011, and for the period from June 30, 2004 (date of inception), through March 31, 2012.  The consolidated results of operations for the three months ended March 31, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $4,877,952 for the three months ended March 31, 2012 and $6,897,552 for the year ended December 31, 2011.  The Company also used cash of $350,989 and $1,083,443 in its operating activities during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  Through March 31, 2012, the Company has accumulated a deficit during the exploration stage of $24,013,228.  At March 31, 2012, the Company has a working capital deficit of $5,853,559 including current liabilities of $5,881,391.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 2 to these condensed consolidated financial statements, the Company has recently acquired certain oil and gas properties in the Gulf of Mexico and is currently seeking equity, debt, and transaction financing to fund the development of these properties, as well as evaluating other potential acquisitions and other expenditures.  Additionally, as described in Note 4, the Company has entered into an arrangement to satisfy approximately $1.4 million of current liabilities through the issuance of the Company’s common stock.  Management also expects that oil and gas revenue will significantly increase in the near future from the properties acquired in March 2012, providing cash to meet operating expenses.  The Company will have to raise additional funds to develop its properties, to acquire additional properties in the future, and to continue operations.  While the Company has been successful in acquiring financing for its acquisitions and operations in the recent past, there can be no assurance that it will be able to do so in the future.  The Company is working with various possible sources of financing, but does not currently have any definitive contracts or commitments for such financings at this time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and to attain profitable operations.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options, warrants, and stock awards to acquire 48,346,952 shares of common stock; the promissory notes and debentures convertible into 177,508,735 shares of common stock; or the 43,108,152 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at March 31, 2012.  None of the options and warrants to acquire 16,722,954 shares of common stock, or the promissory notes convertible into approximately 4,290,096 shares of common stock and warrants to purchase 961,949 shares of common stock were included in the computation of diluted loss per share at March 31, 2011.

Fair Values of Financial Instruments – The carrying amounts reported in the condensed consolidated balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Ironridge Global IV, Ltd., payable to Bayshore Exploration L.L.C., and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, secured notes payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note 9 to these condensed consolidated financial statements.

Recently Issued Accounting Statements – In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amended some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company adopted this accounting standard on its effective date of January 1, 2012.  The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. The Company adopted this accounting standard on its effective date of January 1, 2012.  The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a "qualitative" assessment may be performed to determine whether further impairment testing is necessary. The Company adopted this accounting standard on its effective date of January 1, 2012.  The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

Note 2 - Oil and Gas Acquisition Agreements and Operations

Black Cat Purchase and Sale Agreement

On March 5, 2012, the Company entered into a First Amendment to Purchase and Sale Agreement with Black Cat Exploration & Production LLC (“Black Cat”), which amended the Purchase and Sale Agreement for Oil & Gas Properties and Related Assets entered into between the Company and Black Cat on November 14, 2011 (the “Black Cat Agreement”).  As amended, the Black Cat Agreement provides for Black Cat to sell the Company all rights, title and interest that Black Cat owns in certain wells in the Gulf of Mexico in exchange for $175,000, a junior promissory note in the amount of $1,075,000, of which $100,000 is due on May 31, 2012 and the balance payable on the later date of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well, and the issuance of 45 million shares of the Company’s common stock.

On March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 45 million shares of common stock, of which 22.5 million shares were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.  The leasehold interest has been capitalized in the amount of $2,126,642, representing $1,250,000 in cash and promissory note, $855,000 for the common stock based on a closing price of $0.038 per share on the closing date, and $21,642 in acquisition costs.  No drilling or production has commenced as of March 31, 2012.

Montecito Asset Sale Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $0.245 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of March 31, 2012.

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

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At March 31, 2012, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  At March 31, 2012, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

At March 31, 2012 and December 31, 2011, oil and gas properties, net of impairment losses recognized, consist of the following:

	March 31,	December 31,
	2012	2011

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	2,126,642	-
Leasehold interest costs - Texas	505,663	505,663
Exploration agreement cost - Texas	1,200	1,200
Geological and geophysical costs - Texas	81,023	81,023
Wells - Texas	-	-

	$8,413,091	$6,286,449

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Accrued salaries	$240,268	$573,644
Accrued payroll taxes	64,229	54,215
Accrued director fees	47,533	35,533
Accrued interest	442,268	381,113
Other accrued expenses	2,500	2,500

Total accrued liabilities	$796,798	$1,047,005

As more fully described in Note 4 to these condensed consolidated financial statements, certain creditors of the Company sold their receivables to Ironridge Global IV, Ltd.  Included in the amounts sold were accrued compensation of $392,142 and accrued interest of $86,312.

Note 4 – Payable to Ironridge Global IV, Ltd.

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge had purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case is Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

The Order provided for the immediate issuance by the Company of 10,150,000 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge will retain 1,000,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the sum of the Claim Amount plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

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

The initial issuance of 10,150,000 has been accounted for as 1) the issuance of 1,000,000 shares for fees in connection with the settlement transaction and 2) the issuance of 9,150,000 shares in settlement of liabilities acquired by Ironridge.  The fee shares were valued at the closing price of the Company’s common stock of $0.04 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  Based on the average VWAP for the period from the date of the Initial Issuance through March 31, 2012, this settlement transaction with Ironridge would require the ultimate issuance of an estimated 52,260,351 shares of common stock.  However, as discussed above, the actual number of shares of common stock that will be issued will depend of the average VWAP for the entire Calculation Period.  The Company has accounted for the issuance of 9,150,000 shares of common stock as settlement of a proportional amount of the Claim Amount, or an estimated $241,469 of liabilities.  The remaining liability to Ironridge as of March 31, 2012 is recorded on the condensed consolidated balance sheet in the amount of $1,137,141.

Note 5 - Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes accrued interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and were secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  Upon the occurrence of an event of default, the note holders have the right to exercise their rights under the security agreement associated with the notes.  These rights include, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiffs were seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  In March 2012, the plaintiffs sold their claims against the Company to Ironridge.  As further explained Note 4 to these condensed consolidated financial statements, in March 2012 the Company and Ironridge entered into a stipulation to settle this and other claims acquired by Ironridge through the issuance of the Company’s common stock to Ironridge.  As a result of these transactions, the Company expects that the plaintiffs will dismiss the lawsuit.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes accrued interest at 12%, were not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010 and were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  These note holders are among the plaintiffs who filed a lawsuit, as discussed in the previous paragraph, seeking a judgment for the payment of the outstanding notes. In March 2012, these plaintiffs also sold their claims against the Company to Ironridge.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

A summary of notes payable at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011

2008 secured promissory notes to six individuals	$-	$300,000
2009 unsecured promissory notes to former officers	-	30,000
March 2011 advance	-	15,000

	$-	$345,000

Note 6 - Unsecured Convertible Promissory Notes Payable

At various dates commencing in April 2010 and continuing through March 2012, the Company has issued eight unsecured convertible promissory notes to an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $310,000.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.  Through December 2011, the Company received notices of conversion of notes totaling $160,000 and accrued interest of $6,400, which were converted into 5,742,621 shares of common stock, or a weighted-average conversion price of $0.0290 per share.  During the three months ended March 31, 2012, the Company received notices of conversion of notes totaling $50,000 and accrued interest of $2,000, which were converted into 2,805,434 shares of common stock, or a weighted-average conversion price of $0.0185 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $370,017 for the eight notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $67,088 and $20,530 for the three months ended March 31, 2012 and 2011, respectively.  The carrying amount of these convertible promissory notes is $33,204 at March 31, 2012, representing their unconverted face amount of $100,000 less the unamortized discount of $66,796.  The carrying amount of these convertible promissory notes was $32,801 at December 31, 2011, representing their unconverted face amount of $120,000 less the unamortized discount of $87,199.

In August 2011 and in March 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to another unaffiliated entity.  Proceeds from the convertible promissory notes totaled $150,000.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are due August 10, 2012 and March 15, 2013, respectively.  The notes are convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the three months ended March 31, 2012, the Company received notices of conversion of the first note totaling $65,000, which were converted into 2,901,450 shares of common stock, or a weighted-average conversion price of $0.0224 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $140,419 for the two notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance date to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $47,788 for the three months ended March 31, 2012.  The carrying amount of these convertible promissory notes is $13,403 at March 31, 2012, representing their unconverted face amount of $85,000 less the unamortized discount of $71,597.  The carrying amount of the convertible promissory note was $26,305 at December 31, 2011, representing its unconverted face amount of $75,000 less the unamortized discount of $48,695.

Commencing in November 2011 and continuing through March 2012, the Company has issued eleven additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes total $272,000.  In connection with ten of these notes totaling $252,000, the Company also issued warrants to purchase 2,520,000 shares of common stock.  The warrants are exercisable at $0.15 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are due on dates ranging from August 1, 2012 to November 1, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $469,803 for the eleven notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $218,608 for the three months ended March 31, 2012.  The carrying amount of these convertible promissory notes is $53,200 at March 31, 2012, representing their unconverted face amount of $272,000 less the unamortized discount of $218,800.

A summary of unsecured convertible promissory notes at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Unsecured Convertible Promissory Notes	$457,000	$357,193	$99,807	$247,000	$182,782	$64,218

Note 7 - Secured Notes Payable

Subordinated Note Payable

As further described in Note 2, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C. (Montecito).  Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note 8 to these condensed consolidated financial statements.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but the due date was extended to August 15, 2011.  The note came due on August 15, 2011 and has not been paid.  The Company’s failure to repay the note when due constitutes an event of default under the note.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off this note, with accrued interest.

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

Bridge Loan Note

On March 6, 2012, the Company issued a secured bridge loan note in the amount of $277,500 and issued a warrant to purchase 1,250,000 common stock of the Company to an individual.  Proceeds to the Company from this loan were $250,000.  The bridge loan note bears interest at 11% per annum and the Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  The bridge loan note is secured by a deed of trust on certain oil and gas properties acquired by Black Cat as described in Note 2.  The warrants have an exercise price of $0.15 per share and expire on December 31, 2016.  In the event of default, the note holder is entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note will be increased by $27,500.  This note was not repaid by May 5, 2012 and is in default.

Upon issuance, the Company determined the fair value of the warrants was $8,639 and recorded a corresponding discount to the convertible debentures.  The Company also recorded $27,500 as the original issue discount on this note.  The total discount of $36,139 is being amortized over the sixty day term of the note.  The Company recognized interest expense from the amortization of the discount in the amount of $15,058 for the three months ended March 31, 2012.  The carrying amount of the bridge loan note was $256,419 at March 31, 2012, representing its face amount of $277,500 less the unamortized discount of $21,081.  The balance of the unamortized discount of $21,081 will be amortized as other expense in the consolidated statement of operations during the period through the due date of the bridge loan note in May 2012.

Junior Secured Promissory Note

As further described in Note 2, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the agreement, as amended, the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note is due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the bridge loan note described above.

A summary of secured notes payable at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Junior Secured Promissory Note	$1,075,000	$-	$1,075,000	$-	$-	$-
Subordinated Promissory Note	500,000	-	500,000	500,000	-	500,000
Bridge Loan Note	277,500	21,081	256,419	-	-	-

	$1,852,500	$21,081	$1,831,419	$500,000	$-	$500,000

Note 8 - Convertible Debentures and Related Warrants

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, mature one year after issuance on May 5, 2012, May 13, 2012,and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price originally set at $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, and May 13, 2012, and has not repaid the principal which matured on May 5, 2012 and May 13, 2012.  As such, the Company is in default on unpaid principal of $2,418,750 and total accrued interest of $428,765.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain full ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset conversion price of the debentures is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the conversion price of these debentures has been further adjusted subsequent to March 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 is being amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $929,379 for the three months ended March 31, 2012.  The carrying amount of the convertible debentures was $1,847,191 at March 31, 2012, representing their unconverted face amount of $2,550,000 less the unamortized discount of $702,809.  The carrying amount of the convertible debentures was $917,812 at December 31, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $1,632,188.  The balance of the unamortized discount of $702,809 will be amortized as other expense in the consolidated statement of operations during the period from April 2012 through May 2012.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $0.30 per share, may be exercised on a cashless basis, and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value. Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $141,100 for the three months ended March 31, 2012.  As of March 31, 2012, there are $58,351 of recorded, but unamortized, deferred financing costs that will be amortized and recorded as a non-cash expense over the remaining term of the debentures.

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

Pursuant to a Mineral Mortgage between the Company and the purchasers of the debentures and warrants, the Company granted a first priority lien on all assets acquired from Montecito Offshore, L.L.C., as further discussed in Note 2 to these condensed consolidated financial statements.

Note 9 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 8 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain full ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $5,068,157 at March 31, 2012 and $2,471,483 at December 31, 2011.  Accordingly, the Company has recorded a loss on the change in the derivative liability of $2,596,674 for the three months ended March 31, 2012.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 50% in year one to a high of 142% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Note 6 to these condensed consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities and individuals which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

The fair value of the embedded derivatives for unconverted notes was estimated to be $744,922 and $354,426 as of March 31, 2012 and December 31, 2011, respectively.  The Company recognized a loss from the change in fair value of these derivative liabilities of $18,893 and $37,181 for the three months ended March 31, 2012 and 2011, respectively.

Note 10 - Stock Options and Warrants

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

A summary of stock option and compensation-based warrant activity for the three-month period ended March 31, 2012 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	18,050,000	$0.21	6.1 years	$-
Granted or issued	2,950,000	0.17
Expired or forfeited	-	-

Outstanding at March 31, 2012	21,000,000	0.15	4.6 years	$126,700

Exercisable at March 31, 2012	20,033,326	$0.15	4.5 years	$126,700

During the three months ended March 31, 2012, the Company granted options and issued compensation-based warrants certain consultants to acquire an aggregate of 2,950,000 shares of common stock at exercise prices ranging from $0.15 to $0.25 per share.  Of these options and compensation-based warrants, 2,350,000 vested immediately and 600,000 vest over twelve months.  There were no stock options granted or compensation-based warrants issued during the three months ended March 31, 2011.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the three months ended March 31, 2012 was $0.0281 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the three months ended March 31, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

Additionally, the Company granted stock awards of 800,000 shares of common stock to a consulting firm and one of its principals.  The stock awards vest on a monthly basis over eight months of service.  The value of the stock awards was calculated on the grant date based on the closing price of the stock ($0.05 per share) and is being recognized as stock-based compensation over the vesting period.  The common stock subject to these stock awards have not been issued and is not included in the issued and outstanding common stock.

For the three-month periods ended March 31, 2012 and 2011, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $78,004 and $84,098.  As of March 31, 2012, there was approximately $130,000 of unrecognized compensation cost related to stock options, compensation-based warrants, and stock awards that will be recognized over a weighted average period of approximately 1.0 years.  The intrinsic values at March 31, 2012 are based on a closing price of $0.035 per share.

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended March 31, 2012 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	23,096,952	$0.32	3.9 years	$-
Issued	3,450,000	0.15
Expired or canceled	-	-

Outstanding at March 31, 2012	26,546,952	$0.10	3.8 years	$340,552

As discussed more fully in Notes 5 and 8 to these condensed consolidated financial statements, the Company issued warrants to purchase 18,815,000 shares of common stock at $0.30 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 7,000,000 shares of common stock at $0.18 per share that contain full ratchet anti-dilution protection.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants to purchase 25,815,000 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

Note 11 - Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,068,157	$-	$5,068,157

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$744,922	$-	$744,922

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:
	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

As further described in Note 9, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 12 - Supplemental Cash Flow Information

During the three months ended March 31, 2012, the Company had the following noncash investing and financing activities:

•	The Company issued 2,805,434 shares of common stock as a result of the conversion of $50,000 of principal of 8% convertible promissory notes and $2,000 of related accrued interest.

•	The Company issued 2,901,450 shares of common stock as a result of the conversion of $65,000 of principal of 6% convertible promissory notes with an unaffiliated entity.

•
The Company issued 22,500,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

•
Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

•	The Company issued 9,150,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $241,469 of the liability that it had acquired from the Company’s creditors.

During the three months ended March 31, 2011, the Company had the following noncash investing and financing activity:

•	The Company issued 978,657 shares of common stock as a result of the conversion of $47,500 of principal of 9% convertible promissory notes and $2,412 of related accrued interest.

•
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

The Company paid $0 for interest during the three months ended March 31, 2012 and 2011.

Note 13 - Subsequent Events

Issuance of Secured Convertible Debenture and Equity Investment Agreement

The Company and La Jolla Cove Investors, Inc. (“La Jolla”) entered into a Securities Purchase Agreement (the “SPA”) dated as of April 30, 2012 (the “Closing Date”).  Pursuant to the SPA, the Company issued La Jolla a Convertible Debenture in the amount of $200,000 (the “Convertible Debenture”) and an Equity Investment Agreement (the “Equity Investment Agreement”) in exchange for $100,000 in cash and a Secured Promissory Note (the “Promissory Note”) from La Jolla in the amount of $100,000 which is due on demand by the Company at any time after April 30, 2013.  La Jolla is required to repay the Promissory Note on January 25, 2013 if certain conditions are met at that date.

Pursuant to the Convertible Debenture, the Company agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum. The conversion price of the Convertible Debenture is equal to the lesser of (i) $.45 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla. If on the date La Jolla delivers a conversion notice, the applicable conversion is below $.02 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of the Company’s Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $0.02 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

La Jolla has the right, at any time on or prior to January 25, 2013, to purchase an additional debenture on the same terms and conditions of the Convertible Debenture in the amount of $400,000 and enter into an additional equity investment agreement on the same terms and conditions of the Equity Investment Agreement, except that the amount of stock that La Jolla can purchase shall be $4,000,000.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

Issuance of Unsecured Convertible Promissory Notes

In April 2012, the Company issued unsecured convertible promissory notes in the aggregate amount of $35,000 and issued warrants to purchase 350,000 common stock of the Company to two unaffiliated parties.  The convertible promissory notes bear interest at 8% per annum and are due in October 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  The warrants have an exercise price of $0.15 per share and expire on December 31, 2016.

Conversion of Promissory Notes to an Unaffiliated Entity

The Company has two unsecured convertible promissory notes to another unaffiliated entity.  The notes are convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  Subsequent to March 31, 2012, the Company received notices of conversion of these notes totaling $26,100 plus $2,743 of accrued interest, which were converted into 2,066,467 shares of common stock, or a weighted-average conversion price of $0.01396 per share.  The issuance of these shares triggered another reset of the conversion price of the convertible debentures in the amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 25,815,000 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  See Notes 5, 8 and 10 for further disclosure of these provisions.  As of May 8, 2012, the reset conversion price of the debentures and exercise price of the related warrants is $0.01267 per share based on the lowest of the conversion prices.

Issuance of Common Stock to Ironridge

On May 1, 2012, the Company issued an additional 5,100,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to the settlement of claims as further described in Note 4 to these condensed consolidated financial statements.  The Company will account for the issuance of these shares of common stock as a further reduction of the Payable to Ironridge Global IV, Ltd., consistent with the calculations specified in the Stipulation for Settlement of Claims based on the average VWAP during the Calculation Period.

Purchase and Sale Agreement with D Bar Leasing

On April 26, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with D Bar Leasing Inc. (“D Bar”).

Pursuant to the terms of the Agreement, at closing, the Company will purchase from D Bar, all rights, title and interest that D Bar owns in certain wells in the State of Texas (the “Assets”) in exchange for $3,500,000 and the issuance of 2.5 million shares of the Company’s common stock.  In addition, D Bar shall retain a 15% carried interest in the Assets and the Company shall be committed to spending approximately $1.1 million on work-over operations on the Assets.

The closing of the Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

•	Each of the Company and D Bar shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to closing;

•	All consents, approvals and authorizations of assignments related to the purchase of the Assets have been completed;

•	The representations and warranties made by each party shall be true and correct in all material respects on the closing date and on the date the Agreement was executed;

•	The satisfaction of the due diligence to be performed by the Company on certain matters, including with specific reference D-Bar’s title to the Assets being sold; and

•	The Company shall have obtained the necessary financing to complete the transaction.

The closing of the Agreement is to be on or before June 10, 2012.

Employment Agreements

Anthony Mason

Effective April 26, 2012, the Company entered into an employment agreement (the “Mason Agreement”) with Anthony Mason to serve as Chief Executive Officer and President.  The Mason Agreement has an initial term until December 31, 2015, and automatically renews for additional one year terms unless either party provides 60 days prior written notice of such party’s intention to terminate the Mason Agreement.  The Company may terminate the Mason Agreement (i) at any time for cause or (ii) upon six months prior written notice without cause and a severance payment of one year of base salary.  Mr. Mason may terminate the Mason Agreement at any time upon four months prior written notice.

The initial base salary under the Mason Agreement is $240,000 per annum, which shall be increased when the Company achieves production of certain barrel of oil equivalent per day (“BOEPD”) as follows:

Annual Base Salary	BOEPD

$300,000	500
$420,000	2,000
$540,000	4,000

Furthermore, upon the Company achieving 500 BOEPD, Mr. Mason shall be entitled to the use of a Company-leased Jaguar XJ or other comparable lease.  Mr. Mason shall also receive stock options to purchase 3,000,000 shares of the Company’s common stock, with 750,000 of the options vesting on the first anniversary and 62,500 of the options vesting each month thereafter for a period of 36 months. In addition, Mr. Mason is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

Charles Volk

Effective April 26, 2012, the Company amended the employment agreement (the “Volk Agreement”) with Charles Volk.  With the prospective appointment of Mr. Mason to serve as Chief Executive Officer and President, Mr. Volk’s position was changed to Chairman of the Board of Directors and the term of the Volk Agreement was extended to December 31, 2013.  The base salary under the Volk Agreement was changed to include the provision that Mr. Volk’s annual base salary would become the following when the Company achieves production of certain barrel of oil equivalent per day (“BOEPD”):

Annual Base Salary	BOEPD

$300,000	500
$420,000	2,000
$540,000	4,000

Furthermore, upon the Company achieving 500 BOEPD, Mr. Volk shall be entitled to the use of a Company-leased Jaguar XJ or other comparable lease.  In addition, Mr. Volk shall also receive health insurance paid for by the Company.

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

Organization

Worthington Energy, Inc. (formerly, Paxton Energy, Inc.) was organized under the laws of the State of Nevada on June 30, 2004.  On March 17, 2010, we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the “Change of Control Agreement”).  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The Change of Control Agreement provides for us to issue 62,700,000 shares of our common stock to Mr. Volk and others upon the transfer to us of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000. In July 2011, we and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 10 million.

Recent Developments

Black Cat Acquisition

On March 9, 2012, we acquired certain assets from Black Cat Exploration & Production, LLC, a Texas limited liability company (“Black Cat”) pursuant to the Asset Sale Agreement, entered into on November 17, 2011 and amended on March 5, 2012 between us and Black Cat. Pursuant to the terms of the agreement, Black Cat sold us a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a junior secured promissory note to Black Cat for $1,075,000 (the “Black Cat Note”) and agreed to issue 45 million shares of our common stock, of which 22.5 million were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.

$100,000 of the Black Cat Note is due May 31, 2012 and the balance being due at the later of: (i) June 25, 2012; or (ii) thirty (30) days after production commences on the Mustang Island Well. The Black Cat Note is secured by a deed of trust covering the properties, which is junior to the deed of trust securing $277,500 of additional financing we received, which amount shall increase to $305,000 in the event of a default under the secured note.

D Bar Leasing Agreement

On April 26, 2012, we entered into a Purchase and Sale Agreement (the “Agreement”) with D Bar Leasing Inc. (“D Bar”).

Pursuant to the terms of the Agreement, at closing, we will purchase from D Bar, all rights, title and interest that D Bar owns in certain wells in the State of Texas (the “Assets”) in exchange for $3,500,000 and the issuance of 2.5 million shares of our common stock.  In addition, D Bar shall retain a 15% carried interest in the Assets and we shall be committed to spending approximately $1.1 million on work-over operations on the Assets.

The closing of the Agreement is subject to the satisfaction of customary closing conditions, as well as the following closing conditions, among others:

●	Each of us and D Bar shall have performed and complied with all terms of the Agreement required to be performed or complied with by it at or prior to closing;

●	All consents, approvals and authorizations of assignments related to the purchase of the Assets have been completed;

●	The representations and warranties made by each party shall be true and correct in all material respects on the closing date and on the date the Agreement was executed;

●	The satisfaction of the due diligence to be performed by us on certain matters, including with specific reference D-Bar’s title to the Assets being sold; and

●	We shall have obtained the necessary financing to complete the transaction.

The closing of the Agreement is to be on or before June 10, 2012.

Change in Management

Effective April 26, 2012, Charles F. Volk, Jr. resigned as our Chief Executive Officer and President.  Mr. Volk remains as our Chairman of the Board of Directors. Effective April 26, 2012, our Board of Directors appointed Anthony Mason as our Chief Executive Officer and President.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three months ended March 31, 2012 compared to $5,479 for the three months ended March 31, 2011, representing a decrease of $5,479. The decrease in oil and gas revenue is due to Bayshore ceasing to report to us the amounts of our respective share in oil and gas revenues. Accordingly, we did not report oil and gas revenues from our Texas operations for the three months ended March 31, 2012.  The historical level of oil and gas production has not been significant and management does not believe that the omission of oil and gas revenues from the Texas operations has a significant effect on our reported results of operations.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $687,368 for the three months ended March 31, 2012 compared to $510,473 for the three months ended March 31, 2011, representing an increase of $176,895.  The increase in our costs and operating expenses are primarily a result of increases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three months ended March 31, 2012 compared to $3,390 for the three months ended March 31, 2011, representing a decrease of $3,390.  The decrease in lease operating expenses is due to Bayshore ceasing to report to us the amounts of our respective share in lease operating expenses. Accordingly, we did not report lease operating expenses from our Texas operations for the three months ended March 31, 2012.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $57 for the three months ended March 31, 2012 as compared to $86 for the three months ended March 31, 2011, representing a decrease of $29. The amount of and decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for most wells is complete.

General and Administrative Expense – General and administrative expense was $569,307 for the three months ended March 31, 2012 as compared to $422,899 for the three months ended March 31, 2011, representing an increase of $146,408.  The increase in general and administrative expense during the three months ended March 31, 2012 is related to increases of: (1)  $131,909 for consulting, legal, accounting, and audit services due to legal costs related to litigation, due diligence costs for prospective financing, and increased complexity of our accounting; (2) $16,357 for travel, meals, and entertainment expenses. principally related to travel costs under Mr. Mason’s consulting agreement and promotional costs in connection with investor presentations; (3) $15,166 for outside services, principally temporary office personnel; (4) $14,392 in rent and telephone, primarily due to the leasing of new office space; and (5) $6,000 of director fees due to the addition of another outside director in June 2011.  All of these increases are the result of our continuing expanded acquisition and financing activities.  These increases were offset by a decrease of $40,445 for compensation and related payroll taxes from a temporary decrease in the number of officers and a salary reduction resulting from the amendment of the employment agreement for one officer.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three months ended March 31, 2012 and 2011.  Share-based compensation for the three months ended March 31, 2012 was $118,004.  The transactions during the three months ended March 31, 2012 were as follows:

●
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have granted stock options and issued compensation-based warrants and stock awards to consulting firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants and stock awards, and recognized over the vesting period. For the three months ended March 31, 2012, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $78,004; and

●
In March 2012, we issued 1,000,000 shares of common stock to Ironridge Global IV, Ltd. in connection with a court-approved Order for Approval of Stipulation for Settlement of Claims.  The Order provided, among other things, for the immediate issuance by us of 1,000,000 shares of common stock to Ironridge as a fee in connection with the settlement.  The issuance of common stock was recorded at $40,000, based on the closing price of the common stock on the date of issuance.

During the period since the change of control transaction through March 31, 2011, we granted options to acquire common stock to our new executive officers and to certain consultants.  Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the three months ended March 31, 2011, we reported share-based compensation related to these stock options and warrants of $84,098.

Although the net changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6 and 9 to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 8, 9 and 10 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain full ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $5,813,079 and $2,825,909 as of March 31, 2012 and December 31, 2011, respectively. We recognized losses from the change in fair value of these derivative liabilities of $2,615,567 and $37,181 for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense – We incurred interest expense of $155,996 for the three months ended March 31, 2012 as compared to $17,737 for the three months ended March 31, 2011, representing an increase of $138,259. The increase in interest expense is primarily due to the issuance of convertible debentures totaling $2,550,000 in May 2011, which are currently in default and accruing interest at the rate of 18% per annum.  Interest on the convertible debentures for the three months ended March 31, 2012 was $116,025.  The remainder of the increase was due to the general increase in borrowings from promissory notes associated with the acquisition of oil and gas properties and from the issuance of unsecured convertible promissory notes for working capital.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs are being amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $141,100 for the three months ended March 31, 2012.  As of March 31, 2012, there are $58,351 of recorded, but unamortized, deferred financing costs that will be amortized and recorded as a non-cash expense over the remaining term of the debentures.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 6, 8 and 9 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $1,277,921 of discount on convertible notes and debentures for the three months ended March 31, 2012, compared to $154,091 for the three months ended March 31, 2011. As of March 31, 2012, there is $357,193 of recorded, but unamortized, discount on the unsecured convertible promissory notes and $702,809 of discount on convertible debentures that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes or debentures.

Liquidity and Capital Resources

During the year ended December 31, 2011 and the three months ended March 31, 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the year ended December 31, 2011 and the three months ended March 31, 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of several separate unsecured convertible promissory notes totaling $647,000, 3) a private placement of common stock and warrants in the aggregate amount of $90,000, 4) the issuance of a bridge loan note of $250,000, and 5) the issuance of an unsecured note for $15,000.  At March 31, 2012, we had $27,158 in cash. At March 31, 2012, we had a working capital deficit of $5,853,559, as compared to a deficit of $3,452,198 as of December 31, 2011. In addition, we have total stockholders’ deficit of $3,201,994 at March 31, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, a decrease in the stockholders’ equity (deficit) of $3,401,548.

Our operations used net cash of $350,989 during the three months ended March 31, 2012 compared to $191,885 of net cash used during the three months ended March 31, 2011.  Net cash used in operating activities during the three months ended March 31, 2012 consisted of our net loss of $4,877,952, less non-cash expenses of the change in fair value of derivative liabilities of $2,615,567, stock-based compensation of $118,004, amortization of deferred financing costs and discount on convertible notes of $1,419,021, depreciation expense of $933 and accretion of asset retirement obligations of $57, and further reduced by non-cash changes in working capital of $373,381.

Investing activities during the three months ended March 31, 2012 included cash paid totaling $196,642 toward the acquisition of oil and gas properties from Black Cat Exploration and Production LLC.  We also acquired office equipment with a total cost of $2,431.  We had no investing activities during the three months ended March 31, 2011.

Financing activities provided $575,668 of cash during the three months ended March 31, 2012, compared to $140,000 during the three months ended March 31, 2011. Cash flows from financing activities during the three months ended March 31, 2012 primarily relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $325,000 and 2) proceeds of $250,000 from the issuance of a bridge loan promissory.  Financing activities during the three months ended March 31, 2011 related to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $35,000, 2) proceeds of $90,000 from the issuance of common stock and warrants, and 3) proceeds from an unsecured note payable of $15,000.

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

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of May 14, 2012, all but $131,250 of the debentures have matured and the remaining debentures mature on May 19, 2012.  We are in default under the convertible debentures because we have not (i) repaid the debentures that have matured or (ii) made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, and May 13, 2012 of $34,670, $117,300, $117,300, $116,025, $37,332, and $6,138, respectively. Consequently, we have unpaid principal of $2,418,750 and total unpaid accrued interest on these convertible debentures of $428,765, with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.01267 per share, which would result in the issuance of approximately 201 million shares of common stock upon conversion of the principal amount, not including accrued interest.

The common stock purchase warrants are exercisable for a period of five years at an exercise price of $0.30 per share. The warrants contain full ratchet anti-dilution protection. The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of the conversions of notes payable between February and May 2012, the exercise price of the warrants has been reset to $0.01267 per share.

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

GEL may convert the outstanding principal on the Notes into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.  As of May 8, 2012, the GEL I Note has been entirely converted into common stock and $58,900 of principal on the GEL II Note remains outstanding.

Asher Financings

On November 14, 2011, December 20, 2011, and March 5, 2012, we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debenture in the aggregate principal amount of $100,000 (the “Asher Debentures”).

The Asher Debentures mature on August 16, 2012, September 22, 2012, and December 7, 2012, respectively, (the “Asher Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Dates.

Asher is permitted to convert, starting on May 12, 2012, June 17, 2012, and September 1, 2012 the outstanding principal and accrued interest on the Asher Debentures into shares of our common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

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

Debenture and Warrant Financing

Between December 2011 and April 2012, we entered into subscription agreements with WH LLC, Luis Urroz, John Reed, Charles Lamberson, Halley Lamberson, Hemanjini Parikh, Marshall Berol, Sean Whalen, New Rock Capital, LLC, Balakrishna B. Divana and Sunitha Yeliyur, and John Seeley, each an accredited investor (the “Investors”), providing for the sale by us of 8% convertible debentures in the aggregate principal amount of $287,000 (the “Debentures”) and common stock purchase warrants to purchase an aggregate of 2,870,000 shares of common stock (the “Warrants”).

The Debentures mature between August 1, 2012 and November 1, 2012 (the “Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Dates.  The Investors are permitted to convert the outstanding principal and accrued interest on the Debentures into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

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

Sanjay Kapoor - Secured Debt Financing

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  The Secured Note has not been repaid and is in default.

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

Black Cat Exploration & Production LLC

On March 9, 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat) pursuant to a Purchase and Sale Agreement, as amended (the “Black Cat Agreement”).  Pursuant to the terms of the Black Cat Agreement, the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note is due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the secured note with Sanjay Kapoor described above.

La Jolla Cove Investors, Inc.

We entered into a Securities Purchase Agreement (the “SPA”) with La Jolla Cove Investors, Inc. (“La Jolla”) dated as of April 30, 2012 (the “Closing Date”).  Pursuant to the SPA, we issued La Jolla a Convertible Debenture in the amount of $200,000 (the “Convertible Debenture”) and an Equity Investment Agreement (the “Equity Investment Agreement”) in exchange for $100,000 in cash and a Secured Promissory Note (the “Promissory Note”) from La Jolla in the amount of $100,000 which is due on demand by the Company at any time after April 30, 2013.  La Jolla is required to repay the Promissory Note on January 25, 2013 if certain conditions are met at that date.

Pursuant to the Convertible Debenture, we agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum. The conversion price of the Convertible Debenture is equal to the lesser of (i) $.45 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla. If on the date La Jolla delivers a conversion notice, the applicable conversion is below $.02 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of our Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $0.02 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

La Jolla has the right, at any time on or prior to January 25, 2013, to purchase an additional debenture on the same terms and conditions of the Convertible Debenture in the amount of $400,000 and enter into an additional equity investment agreement on the same terms and conditions of the Equity Investment Agreement, except that the amount of stock that La Jolla can purchase shall be $4,000,000.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed our obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

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

Pursuant to the Order, for every 4.2 million shares of our common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to us and our transfer agent for cancellation.  On May 1, 2012, we issued an additional 5,100,000 shares to Ironridge pursuant to the settlement of claims as further described in Note 4 to the condensed consolidated financial statements.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2011 Financial Statements filed in our Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on April 16, 2012.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Order, for every 4.2 million shares of the Company's common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  On May 1, 2012, the Company issued an additional 5,100,000 shares to Ironridge pursuant to the settlement of claims as further described in Note 4 to the condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2012, we issued 155,280 shares of common stock to GEL Properties, Inc. upon the conversion of $5,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 21, 2012, we issued 396,825 shares of common stock to Asher Enterprises, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 28, 2012, we issued 819,627 shares of common stock to Asher Enterprises, Inc. upon the conversion of $15,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 1, 2012, we issued 102,041 shares of common stock to GEL Properties, Inc. upon the conversion of $2,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 2, 2012, we issued 92,166 shares of common stock to GEL Properties, Inc. upon the conversion of $2,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 5, 2012, we issued 184,332 shares of common stock to GEL Properties, Inc. upon the conversion of $4,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 5, 2012, we issued 730,994 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 6, 2012, we issued 50,691 shares of common stock to GEL Properties, Inc. upon the conversion of $1,100 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 7, 2012, we issued 69,124 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 9, 2012, we issued 857,988 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,500 of an outstanding convertible promissory note and $2,000 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 9, 2012, we issued 61,224 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 9, 2012, we issued 22,500,000 shares of common stock to Black Cat Exploration & Production, LLC, for the acquisition of certain oil and gas assets.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 12, 2012, we issued 142,857 shares of common stock to GEL Properties, Inc. upon the conversion of $3,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 13, 2012, we issued 40,816 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 14, 2012, we issued 92,166 shares of common stock to GEL Properties, Inc. upon the conversion of $2,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 15, 2012, we issued 142,857 shares of common stock to GEL Properties, Inc. upon the conversion of $3,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 16, 2012, we issued 171,429 shares of common stock to GEL Properties, Inc. upon the conversion of $3,600 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 19, 2012, we issued 138,095 shares of common stock to GEL Properties, Inc. upon the conversion of $2,900 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 20, 2012, we issued 352,381 shares of common stock to GEL Properties, Inc. upon the conversion of $7,400 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 22, 2012, we issued 276,498 shares of common stock to GEL Properties, Inc. upon the conversion of $6,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 23, 2012, we issued 829,493 shares of common stock to GEL Properties, Inc. upon the conversion of $18,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

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

In May 2011, we completed the Financing which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt. The proceeds were raised through the sale of the Bridge Notes and Bridge Warrants.  All but $131,250 of the Bridge Notes have matured and the remaining Bridge Notes mature on May 19, 2012, and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of May 14, 2012, we are in default under the convertible debentures because we have not (i) repaid the Bridge Notes that have matured or (ii) made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, and May 13, 2012 of $34,670, $117,300, $117,300, $116,025, $37,332, and $6,138, respectively. Consequently, we have unpaid principal of $2,418,750 and total accrued interest on these convertible debentures of $428,765, with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.01267 per share, which would result in the issuance of approximately 201 million shares of common stock upon conversion of the principal amount, not including accrued interest.

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

On March 6, 2012, we issued the Secured Note to Kapoor.  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  The Secured Note has not been repaid and is in default. Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted Kapoor a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

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

WORTHINGTON ENERGY, INC.

Date: May 15, 2012	By:	/s/ ANTHONY MASON
Anthony Mason Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)