Form 10-Q
period 2012-06-30
WORTHINGTON ENERGY, INC.
filed 2012-08-20
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number 000-52590

Worthington Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Montgomery Street, Suite 1094 San Francisco, California 94104
(Address of principal executive offices) (zip code)

(415) 529-3480
(Registrant’s telephone number, including area code)
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

As of August 14, 2012, issuer had 231,465,299 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worthington Energy, Inc. (formerly Paxton Energy, Inc.), has included its unaudited condensed consolidated balance sheets as of June 30, 2012, and December 31, 2011 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, and for the period from June 30, 2004 (date of inception) through June 30, 2012, unaudited condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2012, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and for the period from June 30, 2004 (date of inception) through June 30, 2012, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2011, included in its annual report on Form 10-K.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$546	$1,552
Receivable from attorneys' trust accounts	-	668
Prepaid expenses and other current assets	5,301	20,276
Total Current Assets	5,847	22,496

Property and Equipment, net of accumulated depreciation	15,740	14,211
Oil and gas properties, using full cost accounting	8,413,091	6,286,449
Deferred financing costs	295,000	199,451
Earnest money deposit	100,000	-
Other assets	14,610	14,610

Total Assets	$8,844,288	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$240,293	$463,499
Accrued liabilities	1,094,725	1,047,005
Payable to Ironridge Global IV, Ltd.	1,212,025	-
Payable to Bayshore Exploration L.L.C.	10,738	114,538
Payable to related parties	5,000	9,400
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	229,100	64,218
Secured notes payable, net of discount	1,928,709	500,000
Convertible debentures, net of discount	2,550,000	917,812
Accrued registration rights penalties and interest	13,783	13,222
Total Current Liabilities	7,284,373	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,174	37,060
Derivative liabilities	7,299,395	2,825,909
Total Long-Term Liabilities	7,336,569	2,862,969

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 145,983,347 and 64,699,621 shares issued and outstanding, respectively	145,983	64,700
Additional paid-in capital	20,972,414	19,270,130
Deficit accumulated during the exploration stage	(26,895,051)	(19,135,276)
Total Stockholders' Equity (Deficit)	(5,776,654)	199,554

Total Liabilities and Stockholders' Equity (Deficit)	$8,844,288	$6,537,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

Oil and gas revenues, net	$-	$175	$-	$5,654	$370,437

Costs and Operating Expenses
Lease operating expenses	-	(80)	-	3,310	148,812
Impairment loss on oil and gas properties	-	-	-	-	3,847,192
Accretion of asset retirement obligations	57	87	114	173	8,868
General and administrative expense	478,102	646,613	1,047,409	1,069,512	5,425,200
Share-based compensation	71,793	3,439,027	189,797	3,523,125	7,873,731
Total costs and operating expenses	549,952	4,085,647	1,237,320	4,596,120	17,303,803

Loss from operations	(549,952)	(4,085,472)	(1,237,320)	(4,590,466)	(16,933,366)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	(762,016)	1,349,520	(3,377,583)	1,312,339	(3,222,223)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(257,180)	(54,785)	(413,176)	(72,522)	(1,244,627)
Amortization of deferred financing costs	(58,351)	(67,576)	(199,451)	(67,576)	(531,688)
Amortization of discount on convertible debentures and notes and other debt	(1,254,324)	(113,420)	(2,532,245)	(267,511)	(5,051,129)
Total other income (expense)	(2,331,871)	1,113,739	(6,522,455)	904,730	(9,961,685)

Net Loss	$(2,881,823)	$(2,971,733)	$(7,759,775)	$(3,685,736)	$(26,895,051)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.07)	$(0.08)	$(0.11)

Basic and Diluted Weighted-Average
Common Shares Outstanding	117,997,465	40,436,426	93,041,871	32,288,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2012
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2011	64,699,621	$64,700	$19,270,130	$(19,135,276)	$199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to June 2012, $0.0039 to $0.0322 per share	23,471,226	23,471	540,946	-	564,417

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012, $0.038 per share	22,500,000	22,500	832,500	-	855,000

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.04 per share	1,000,000	1,000	39,000	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012 to June 2012, estimated at $0.00567 per share	30,750,000	30,750	143,603	-	174,353

Issuance of common stock for services, June 2012, $0.0095 and $0.0098 per share	3,562,500	3,562	31,181	-	34,743

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	115,054	-	115,054

Net loss	-	-	-	(7,759,775)	(7,759,775)

Balance - June 30, 2012	145,983,347	$145,983	$20,972,414	$(26,895,051)	$(5,776,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2012	2011	June 30, 2012

Cash Flows From Operating Activities
Net loss	$(7,759,775)	$(3,685,736)	$(26,895,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	189,797	3,573,125	7,873,731
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	2,731,696	335,087	5,582,817
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	114	173	8,868
Depreciation expense	2,067	305	8,882
Change in fair value of derivative liabilities	3,377,583	(1,312,339)	3,222,223
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	14,975	(5,557)	(5,301)
Other assets	-	(14,610)	(14,610)
Accounts payable and accrued liabilities	820,946	259,523	2,762,102
Payable to related parties	(4,400)	(30,000)	5,000
Accrued registration rights penalties and interest	561	558	304,097
Net Cash Used In Operating Activities	(626,436)	(879,471)	(3,307,232)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(196,642)	(1,523,563)	(3,636,720)
Earnest money deposit	(100,000)	-	(100,000)
Purchase of property and equipment	(3,596)	(2,356)	(24,622)
Net Cash Used In Investing Activities	(300,238)	(1,525,919)	(3,761,342)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	-	90,000	3,134,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock	950,668	90,000	2,525,000
Proceeds from issuance of convertible debentures	-	2,550,000	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	(374,000)	(406,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on notes payable	(25,000)	-	(100,250)
Net Cash Provided By Financing Activities	925,668	2,356,000	7,069,120
Net Increase (Decrease) In Cash And Cash Equivalents	(1,006)	(49,390)	546
Cash and Cash Equivalents At Beginning Of Period	1,552	53,421	-
Cash and Cash Equivalents At End Of Period	$546	$4,031	$546

Supplemental Cash Flow Information - Note 13.

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

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of Worthington Energy, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, and for the period from June 30, 2004 (date of inception) through December 31, 2011, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations for the three months ended June 30, 2012 and 2011, and its consolidated results of operations and cash flows for the six months ended June 30, 2012 and 2011 and for the period from June 30, 2004 (date of inception), through June 30, 2012.  The results of operations for the three months and the six months ended June 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $2,881,823 and $7,759,775 for the three months and the six months ended June 30, 2012 and $6,897,552 for the year ended December 31, 2011.  The Company also used cash of $626,436 and $1,083,443 in its operating activities during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  Through June 30, 2012, the Company has accumulated a deficit during the exploration stage of $26,895,051.  At June 30, 2012, the Company has a working capital deficit of $7,278,526 including current liabilities of $7,284,373.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As described in Note 2 to these condensed consolidated financial statements, the Company has recently acquired certain oil and gas properties in the Gulf of Mexico and is currently seeking equity, debt, and transaction financing to fund the development of these properties, as well as evaluating other potential acquisitions and other expenditures.  Additionally, as described in Note 4, the Company has entered into an arrangement to satisfy approximately $1.4 million of current liabilities through the issuance of the Company’s common stock.  Management also expects that oil and gas revenue will significantly increase in the near future from the properties acquired in March 2012, providing cash to meet operating expenses.  The Company will have to raise additional funds to develop its properties, to acquire additional properties in the future, and to continue operations.  Although the Company does not have any contracts or commitments for either debt or equity financing at this time, the Company does have a pre-approval commitment for an $8,500,000 credit facility for the refinancing of existing related debt, working capital  and drilling of the VM179 well and a term sheet for a $6,000,000 credit facility for acquisition, rework capital expense, and working capital for the D-Bar acquisition. Neither of these facilities contain common stock or warrants. The Company will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. The Company anticipates receiving up to $7,500,000 from a committed equity facility with one investor and may receive up to $4,000,000 from a capital equity facility from another investor.

The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and to attain profitable operations.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options, warrants, and stock awards to acquire 48,786,952 shares of common stock; the promissory notes and debentures convertible into 811,949,022 shares of common stock; or the 213,856,468 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at June 30, 2012.  None of the options and warrants to acquire 43,170,427 shares of common stock, or the promissory notes and debentures convertible into approximately 18,847,075 shares of common stock and warrants to purchase 106,138 shares of common stock were included in the computation of diluted loss per share at June 30, 2011.

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

Recently Issued Accounting Statements – There are currently no new accounting pronouncements that are of significance, or potential significance, to the Company that are not effective.

Note 2 - Oil and Gas Acquisition Agreements and Operations

Black Cat Purchase and Sale Agreement

On March 5, 2012, the Company entered into a First Amendment to Purchase and Sale Agreement with Black Cat Exploration & Production LLC (“Black Cat”), which amended the Purchase and Sale Agreement for Oil & Gas Properties and Related Assets entered into between the Company and Black Cat on November 14, 2011 (the “Black Cat Agreement”).  As amended, the Black Cat Agreement provided for Black Cat to sell the Company all rights, title and interest that Black Cat owns in certain wells in the Gulf of Mexico in exchange for $175,000, a junior promissory note in the amount of $1,075,000, of which $100,000 was due on May 31, 2012 and the balance payable on the later date of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well, and the issuance of 45 million shares of the Company’s common stock.

On March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 45 million shares of common stock, of which 22.5 million shares were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.  The leasehold interest has been capitalized in the amount of $2,126,642, representing $1,250,000 in cash and promissory note, $855,000 for the common stock based on a closing price of $0.038 per share on the closing date, and $21,642 in acquisition costs.  No drilling or production has commenced as of June 30, 2012.

As further described in Note 14 to these condensed consolidated financial statements, the Company entered into an employment agreement effective April 26, 2012 with Anthony Mason to serve as the Chief Executive Officer and President of the Company.  Mr. Mason is the sole owner of Black Cat.

Montecito Asset Sale Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 15 million shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $0.245 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of June 30, 2012.

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

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At June 30, 2012, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  At June 30, 2012, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

At June 30, 2012 and December 31, 2011, oil and gas properties, net of impairment losses recognized, consist of the following:

	June 30,	December 31,
	2012	2011

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	2,126,642	-
Leasehold interest costs - Texas	505,663	505,663
Exploration agreement cost - Texas	1,200	1,200
Geological and geophysical costs - Texas	81,023	81,023
Wells - Texas	-	-

	$8,413,091	6,286,449

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Accrued salaries	$345,792	$573,644
Accrued payroll taxes	73,337	54,215
Accrued director fees	59,533	35,533
Accrued interest	613,563	381,113
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,094,725	$1,047,005

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

Pursuant to the Order, for every 4.2 million shares of the Company's common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 21,600,000 shares of common stock during the quarter ended June 30, 2012.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

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

The total issuances of 31,750,000 has been accounted for as 1) the issuance of 1,000,000 shares for fees in connection with the settlement transaction and 2) the issuance of 30,750,000 shares in settlement of liabilities acquired by Ironridge.  The fee shares were valued at the closing price of the Company’s common stock of $0.04 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  As described above, the Final Amount of shares to be issued will be equal to (a) the sum of the Claim Amount plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  Through June 30, 2012, based on this calculation, the settlement price per share would be $0.00567 and would require the ultimate issuance of an estimated 244,606,468 shares of common stock.  However, as discussed above, the actual number of shares of common stock that will be issued will depend of the average VWAP for the entire Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has accounted for the issuance of the 30,750,000 shares of common stock as settlement of a proportional amount of the Claim Amount, or an estimated $174,353 of liabilities.  The remaining liability to Ironridge as of June 30, 2012 is recorded on the condensed consolidated balance sheet in the amount of $1,212,025.

Note 5 - Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes accrued interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and were secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010, but were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constituted events of default under the notes.  Upon the occurrence of an event of default, the note holders had the right to exercise their rights under the security agreement associated with the notes.  These rights included, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiffs were seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  In March 2012, the plaintiffs sold their claims against the Company to Ironridge.  As further explained Note 4 to these condensed consolidated financial statements, in March 2012 the Company and Ironridge entered into a stipulation to settle this and other claims acquired by Ironridge through the issuance of the Company’s common stock to Ironridge.  As a result of these transactions, the Company expects that the plaintiffs will dismiss the lawsuit.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes accrued interest at 12%, were not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010, but were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  These note holders are among the plaintiffs who filed a lawsuit, as discussed in the previous paragraph, seeking a judgment for the payment of the outstanding notes. In March 2012, these plaintiffs also sold their claims against the Company to Ironridge.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  On various dates during the six  months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices through that date.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the full ratchet anti-dilution protection provisions.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

A summary of notes payable at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011

2008 secured promissory notes to six individuals	$-	$300,000
2009 unsecured promissory notes to former officers	-	30,000
March 2011 advance	-	15,000

	$-	$345,000

Note 6 - Unsecured Convertible Promissory Notes Payable

At various dates commencing in April 2010 and continuing through June 2012, the Company has issued ten unsecured convertible promissory notes to an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $375,000.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.  Through December 2011, the Company received notices of conversion of notes totaling $160,000 and accrued interest of $6,400, which were converted into 5,742,621 shares of common stock, or a weighted-average conversion price of $0.0290 per share.  During the six months ended June 30, 2012, the Company received notices of conversion of notes totaling $97,000 and accrued interest of $3,400, which were converted into 11,576,857 shares of common stock, or a weighted-average conversion price of $0.00867 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $496,779 for the ten notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $110,746 for the three months ended June 30, 2012 and $177,835 for the six months ended June 30, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $39,187 for the three months ended June 30, 2011 and $59,717 for the six months ended June 30, 2011.  The carrying amount of these convertible promissory notes is $35,238 at June 30, 2012, representing their unconverted face amount of $118,000 less the unamortized discount of $82,762.  The carrying amount of these convertible promissory notes was $32,801 at December 31, 2011, representing their unconverted face amount of $120,000 less the unamortized discount of $87,199.

In August 2011, March 2012, and May 2012, the Company received proceeds pursuant to three unsecured convertible promissory notes to another unaffiliated entity.  Proceeds from the convertible promissory notes totaled $225,000.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the six months ended June 30, 2012, the Company received notices of conversion of notes totaling $124,100 and accrued interest of $2,743, which were converted into 10,183,993 shares of common stock, or a weighted-average conversion price of $0.0125 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $208,944 for the three notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance date to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $63,208 for the three months ended June 30, 2012 and $110,995 for the six months ended June 30, 2012.  The carrying amount of these convertible promissory notes is $23,986 at June 30, 2012, representing their unconverted face amount of $100,900 less the unamortized discount of $76,914.  The carrying amount of the convertible promissory note was $26,305 at December 31, 2011, representing its unconverted face amount of $75,000 less the unamortized discount of $48,695.

Commencing in November 2011 and continuing through April 2012, the Company has issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes total $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 2,870,000 shares of common stock.  The warrants are exercisable at $0.15 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are due on dates ranging from August 1, 2012 to October 26, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  During the six months ended June 30, 2012, the Company received a notice of conversion of one note of $25,000 and accrued interest of $211, which was converted into 1,710,376 shares of common stock, or $0.0147 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $528,240 for the thirteen notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $165,113 for the three months ended June 30, 2012 and $383,721 for the six months ended June 30, 2012.  The carrying amount of these convertible promissory notes is $169,876 at June 30, 2012, representing their unconverted face amount of $282,000 less the unamortized discount of $112,124.

Upon execution of an equity facility with an LLC, the Company issued the LLC a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.  The implementation fee, legal fees, and due diligence fees have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet.  The convertible note, in the aggregate principal amount of $295,000, matures on March 22, 2013 and bears interest at the rate of 8% per annum.  The Company is not required to make any payments until the maturity date.  The LLC is permitted, at any time after 180 days from June 22, 2012, to convert the outstanding principal on the note into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The LLC agreed to restrict its ability to convert the debenture and receive shares of our common stock such that the number of shares of common stock held by the LLC and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of this beneficial conversion feature has been estimated at $472,572, which has been recorded as a discount to the carrying amount of the convertible promissory note.  To the extent that the fair value of the beneficial conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discount will be amortized over the period from the issuance date to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discount in the amount of $177,572 for the three months and six months ended June 30, 2012.  The carrying amount of this convertible promissory note is $0 at June 30, 2012, representing its unconverted face amount of $295,000 less the unamortized discount of $295,000.

A summary of unsecured convertible promissory notes at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Unsecured Convertible Promissory Notes	$795,900	$566,800	$229,100	$247,000	$182,782	$64,218

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

Bridge Loan Note

On March 6, 2012, the Company issued a secured bridge loan note in the amount of $277,500 and issued a warrant to purchase 1,250,000 common stock of the Company to an individual.  Proceeds to the Company from this loan were $250,000.  The bridge loan note bears interest at 11% per annum and the Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  The bridge loan note is secured by a deed of trust on certain oil and gas properties acquired by Black Cat as described in Note 2.  The warrants have an exercise price of $0.15 per share and expire on December 31, 2016.  In the event of default, the note holder is entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note will be increased by $27,500.  This note was not repaid by May 5, 2012 and is in default.  Accordingly, the principal amount of the note has been increased by $27,500 to $305,000.

Upon issuance, the Company determined the fair value of the warrants was $8,639 and recorded a corresponding discount to the convertible debentures.  The Company also recorded $27,500 as the original issue discount on this note.  The total discount of $36,139 has been amortized over the sixty day term of the note.  The Company recognized interest expense from the amortization of the discount in the amount of $21,081 for the three months ended June 30, 2012 and $36,139 for the six months ended June 30, 2012.

Junior Secured Promissory Note

As further described in Note 2, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the agreement, as amended, the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note is due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The Company has paid $25,000 toward the principal of this note, but is in default with regard to the remaining $75,000 that was due on May 31, 2012.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the bridge loan note described above.

Secured Promissory Note

On April 19, 2012, the Company issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from an accredited investor.  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, the Company granted the investor a security interest in all of the Company’s prospective 6% working interest in the Alvey Lease.  The Company agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The secured promissory note was not repaid by the due date and is in default.

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.

Proceeds from the secured promissory note were used to pay an earnest money deposit under a Purchase and Sale Agreement with D Bar Leasing.

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

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.01 per share.  This condition initially occurred in early June 2012 and has continued through the end of the quarter.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew it notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

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

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $165,086, which has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $13,795 for the three months and the six months ended June 30, 2012.  The carrying amount of this Convertible Debenture is $(51,291) at June 30, 2012, representing the unconverted face amount of $200,000, less the unamortized discount of $151,291 and less the note receivable due from La Jolla in the amount of $100,000.

A summary of secured notes payable at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Junior Secured Promissory Note	$1,050,000	$-	$1,050,000	$-	$-	$-
Subordinated Promissory Note	500,000	-	500,000	500,000	-	500,000
Bridge Loan Note	305,000	-	305,000	-	-	-
Secured Promissory Note	125,000	-	125,000	-	-	-
Secured Convertible Debenture	100,000	151,291	(51,291)	-	-	-

	$2,080,000	$151,291	$1,928,709	$500,000	$-	$500,000

Note 8 - Convertible Debentures and Related Warrants

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 200,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, mature one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price originally set at $0.15 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on unpaid principal of $2,550,000 and total accrued interest of $501,320 as of June 30, 2012.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain full ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset conversion price of the debentures is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the conversion price of these debentures has been further adjusted subsequent to June 30, 2012 pursuant to the full ratchet anti-dilution protection provisions.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the full ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $702,809 for the three months ended June 30, 2012 and $1,632,188 for the six months ended June 30, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $67,724 for the three months and the six months ended June 30, 2011.  The carrying amount of the convertible debentures was $2,550,000 at June 30, 2012, representing their unconverted face amount of $2,550,000 since the discount is now fully amortized.  The carrying amount of the convertible debentures was $917,812 at December 31, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $1,632,188.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $0.30 per share, may be exercised on a cashless basis, and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the full ratchet anti-dilution protection provisions.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $58,351 for the three months ended June 30, 2012 and $199,451 for the six months ended June 30, 2012.  The Company amortized deferred financing costs in the amount of $67,576 for the three months and the six months ended June 30, 2012.

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

Note 9 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 8 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain full ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $5,947,393 at June 30, 2012 and $2,471,483 at December 31, 2011.  The Company has recorded a loss on the change in the derivative liability of $879,236 and $3,475,910 for the three months and the six months ended June 30, 2012, respectively, and recorded a gain on the change in the derivative liability of $1,215,900 for the three months and the six months ended June 30, 2011.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 50% in year one to a high of 143% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Notes 6 and 8 to these condensed consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities and individuals which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

The fair value of the embedded derivatives for unconverted notes was estimated to be $1,352,002 and $354,426 as of June 30, 2012 and December 31, 2011, respectively.  The Company recognized a gain from the change in fair value of these derivative liabilities of $117,220 and $98,327 for the three months and the six months ended June 30, 2012, respectively, and recognized a gain from the change in fair value of these derivative liabilities of $133,620 and $96,439 for the three months and the six months ended June 30, 2011, respectively.

Note 10 – Common Stock

Issuance of Common Stock to Consultants for Services

On June 1, 2012, the Company issued 562,500 shares of common stock to a consulting firm and its owner as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $5,343, or $0.0095 per share, the closing price of the common stock on the date the issuance was made.

On June 21, 2012, the Company issued 3,000,000 shares of common stock to a consulting firm as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $29,400, or $0.0098 per share, the closing price of the common stock on the date the issuance was made.

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

Note 11 - Stock Options and Warrants

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

A summary of stock option and compensation-based warrant activity for the six-month period ended June 30, 2012 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	18,050,000	$0.21	6.1 years	$-
Granted or issued	2,950,000	0.17
Expired or forfeited	-	-

Outstanding at June 30, 2012	21,000,000	0.15	4.3 years	$21,700

Exercisable at June 30, 2012	20,266,657	$0.15	4.3 years	$21,700

During the six months ended June 30, 2012, the Company granted options and issued compensation-based warrants certain consultants to acquire an aggregate of 2,950,000 shares of common stock at exercise prices ranging from $0.15 to $0.25 per share.  Of these options and compensation-based warrants, 2,350,000 vested immediately and 600,000 vest over twelve months.  During the six months ended June 30, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 1,250,000 shares of common stock at $0.30 per share.  Of these options, 416,733 vested immediately and 833,267 vest over periods of up to two years.  Additionally, during the six months ended June 30, 2011, options to acquire 3,500,000 shares of common stock were modified to reduce the exercise price from $0.38 to $0.30 per share and options to acquire 1,500,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the six months ended June 30, 2012 was $0.0281 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the six months ended June 30, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted during the six months ended June 30, 2011 was $0.1780 per share.  The weighted-average assumptions used for the options granted during the six months ended June 30, 2011 were risk-free interest rate of 1.58%, volatility of 234%, expected life of 5.1 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

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

Additionally, during the six months ended June 30, 2012, the Company granted stock awards of 800,000 shares of common stock to a consulting firm and one of its principals.  The stock awards vest on a monthly basis over eight months of service.  The value of the stock awards was calculated on the grant date based on the closing price of the stock ($0.05 per share) and is being recognized as stock-based compensation over the vesting period.  The common stock subject to these stock awards have not been issued and is not included in the issued and outstanding common stock.

For the three-month periods ended June 30, 2012 and 2011, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $37,050 and $446,527.  For the six-month periods ended June 30, 2012 and 2011, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $115,054 and $530,625.  As of June 30, 2012, there was approximately $93,000 of unrecognized compensation cost related to stock options, compensation-based warrants, and stock awards that will be recognized over a weighted average period of approximately 0.75 years.  The intrinsic values at June 30, 2012 are based on a closing price of $0.007 per share.

Other Stock Warrants

A summary of other stock warrant activity for the six-month period ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	23,096,952	$0.32	3.9 years	$-
Issued	3,800,000	0.15
Expired or canceled	-	-

Outstanding at June 30, 2012	26,896,952	$0.09	3.6 years	$58,327

As discussed more fully in Notes 5 and 8 to these condensed consolidated financial statements, the Company issued warrants to purchase 18,815,000 shares of common stock at $0.30 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 7,000,000 shares of common stock at $0.18 per share that contain full ratchet anti-dilution protection.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants to purchase 25,815,000 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the full ratchet anti-dilution protection provisions.

Note 12 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,947,393	$-	$5,947,393

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$1,352,002	$-	$1,352,002

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

As further described in Note 9, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 13 - Supplemental Cash Flow Information

During the six months ended June 30, 2012, the Company had the following noncash investing and financing activities:

●	The Company issued 11,576,857 shares of common stock as a result of the conversion of $97,000 of principal of 8% convertible promissory notes and $3,400 of related accrued interest.

●
The Company issued 10,183,993 shares of common stock as a result of the conversion of $124,100 of principal of 6% convertible promissory notes and $2,743 of related accrued interest with an unaffiliated entity.

●	The Company issued 1,710,376 shares of common stock as a result of the conversion of $25,000 of principal of 8% convertible promissory notes and $211 of related accrued interest.

●
The Company issued 22,500,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

●
Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

●	The Company issued 30,750,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $174,353 of the liability that it had acquired from the Company’s creditors.

●	The Company issued a convertible promissory note to an LLC in payment of deferred financing costs totaling $295,000, which are recorded in the accompanying condensed consolidated balance sheet.

During the six months ended June 30, 2011, the Company had the following noncash investing and financing activity:

●	The Company issued 2,743,592 shares of common stock as a result of the conversion of $130,000 of principal of 9% convertible promissory notes and $9,923 of related accrued interest.

●
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

The Company paid $15,000 and $5,000 for interest during the six months ended June 30, 2012 and 2011, respectively.

Note 14 – Employment Agreements

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

Note 15 - Subsequent Events

Issuance of Unsecured Promissory Notes

On July 31, 2012, the Company issued an unsecured promissory note in the amount of $100,000 and issued a warrant to purchase 1,000,000 shares of common stock of the Company to two individuals.  The promissory note and interest of $15,000 is due on October 31, 2012.  The warrant has an exercise price of $0.01 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 7 to these condensed consolidated financial statements.

On August 9, 2012, we issued a promissory note to an individual in exchange for proceeds of $25,000.  The promissory note is due on or before November 9, 2012 by payment of $28,750, including interest of $3,750 for the three month term.  In addition, we issued the individual a common stock purchase warrant to purchase 250,000 shares of common stock.  The warrant has an exercise price of $0.01 per share of common stock and will be exercisable until October 9, 2015.

Issuance of Unsecured Convertible Promissory Notes

In July 2012, the Company issued an unsecured convertible promissory note in the amount of $75,000 to a limited liability company.  The convertible promissory note bears interest at 8% per annum and is due March 22, 2013.  The note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three intraday trading prices from the ten trading days prior to the date of the conversion notice.

During July and August 2012, the Company received $100,000 under an unsecured note arrangement with an unaffiliated entity.  This unsecured convertible promissory note accrues interest at 6% per annum.  The principal and unpaid accrued interest are due July 24, 2013.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

On July 17, 2011, the Company issued an unsecured convertible promissory note to an unaffiliated entity.  Proceeds from the convertible promissory note were $37,500.   The convertible promissory note bears interest at 8% per annum and is due on April 19, 2013.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.

Conversion of Promissory Notes

Between July 9, 2012 and July 11, 2012, $23,000 of the unsecured convertible promissory notes with an unaffiliated entity, plus accrued interest of $1,400, was converted into 8,865,079 shares of common stock at a weighted-average conversion price of $0.00275 per share.

Between July 2, 2012 and July 31, 2012, $100,900 of unsecured convertible promissory notes with another unaffiliated entity, plus accrued interest of $2,083, was converted into 32,357,475 shares of common stock at a weighted-average conversion price of $0.00318 per share.

On July 26, 2012, the three unsecured convertible promissory notes were purchased by and assigned to a new investor, and were restated to mature on July 26, 2013 and to bear interest at the annual rate of 6%.  Under the restated notes, the Company is not required to make any payments until the maturity date.  The new investor is permitted to convert the outstanding principal and accrued interest on the debenture into common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.  As of August 14, 2012, $15,000 of the restated notes has been converted into 3,759,398 shares of common stock, or $0.04 per share.

Certain of these conversions and issuances of common stock triggered the reset of the conversion price of the convertible debentures in the amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 25,815,000 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  See Notes 5, 8, and 11 for further disclosure of these provisions.  As of August 14, 2012, the reset conversion price of the debentures and exercise price of the related warrants is $0.00259 per share based on the lowest of the conversion prices.

Issuance of Common Stock to Ironridge

Between July 16, 2012 and August 14, 2012, the Company issued an additional 40,500,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to the settlement of claims as further described in Note 4 to these condensed consolidated financial statements.  The Company will account for the issuance of these shares of common stock as a further reduction of the Payable to Ironridge Global IV, Ltd., consistent with the calculations specified in the Stipulation for Settlement of Claims based on the average VWAP during the Calculation Period.

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

Company Overview

Worthington Energy, Inc. (formerly Paxton Energy, Inc.) is an oil and gas exploration and production company with assets in Texas and recently acquired properties in the Gulf of Mexico.  Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.  The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.  In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.  We recently completed the acquisition of a 10.35% interest in the I-1 well and a 2% overriding royalty interest (“ORRI”) in 1,400 acres in the 818-L Mustang Island lease.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract.  VM 179 is adjacent to Exxon's VM 164 #A9 well.  Also in the Gulf of Mexico, we have a 10.35% interest in the I-1 well and a 2% ORRI in the 1,400 Mustang Island lease. The interest in the I-1 well comprises of a 8.35% carried interest (CI) and an additional 2% ORRI in the I-1 well. Additionally, we will earn the 2% ORRI on any production that is to flow through the I-1 well platform. It is proposed to drill up to three additional wells in order to fully develop and exploit the full potential of the 818-L lease.

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

Recent Developments

Black Cat Acquisition

On March 9, 2012, we acquired certain assets from Black Cat Exploration & Production, LLC, a Texas limited liability company (“Black Cat”) pursuant to the Asset Sale Agreement, entered into on November 17, 2011 and amended on March 5, 2012 between us and Black Cat (the “Black Cat Agreement”). Pursuant to the terms of the agreement, Black Cat sold us a 2% override interest in the Mustang Island 818-L lease, covering 14,400 acres in the Gulf of Mexico, with a 10.35% interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a junior secured promissory note to Black Cat for $1,075,000 (the “Black Cat Note”) and agreed to issue 45 million shares of our common stock, of which 22.5 million were issued to Black Cat at the time of closing and the remaining 22.5 million shares will be issued when the well commences production.

$100,000 of the Black Cat Note was due May 31, 2012 and the balance being due at the later of: (i) June 25, 2012; or (ii) thirty (30) days after production commences on the Mustang Island Well. The Black Cat Note is secured by a deed of trust covering the properties, which is junior to the deed of trust securing $277,500 of additional financing we received, which amount shall increase to $305,000 in the event of a default under the secured note.  As discussed below, we are currently in default under the Black Cat Note.

D Bar Leasing Agreement

On April 26, 2012, we entered into a Purchase and Sale Agreement (the “Agreement”) with D Bar Leasing Inc. (“D Bar”).

Pursuant to the terms of the Agreement, at closing, we will purchase from D Bar, all rights, title and interest that D Bar owns in certain wells in the State of Texas (the “Assets”) in exchange for $3,500,000 and the issuance of 2.5 million shares of our common stock.  In addition, D Bar shall retain a 15% carried interest in the Assets and we shall be committed to spending approximately $1.1 million on work-over operations on the Assets, commencing with a nine well work over program of proven behind pipe reserves.

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

The closing of the Agreement was to be on or before June 10, 2012 although the parties are currently extending the closing date to accommodate our financial partner in this venture.

Change in Management

Effective April 26, 2012, Charles F. Volk, Jr. resigned as our Chief Executive Officer and President.  Mr. Volk remains as our Chairman of the Board of Directors. Effective April 26, 2012, our Board of Directors appointed Anthony Mason as our Chief Executive Officer and President.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three and six months ended June 30, 2012 compared to $175 and $5,654 for the three and six months ended June 30, 2011, respectively. The decrease in oil and gas revenue is due to Bayshore ceasing to report to us the amounts of our respective share in oil and gas revenues. Accordingly, we did not report oil and gas revenues from our Texas operations for the three or six months ended June 30, 2012.  The historical level of oil and gas production has not been significant and management does not believe that the omission of oil and gas revenues from the Texas operations has a significant effect on our reported results of operations.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $549,952 and $1,237,320 for the three and six months ended June 30, 2012, respectively, compared to $4,085,647 and $4,596,120 for the three and six months ended June 30, 2011, respectively, representing decreases of $3,535,695 and $3,358,800 for the three and six month periods, respectively.  The decrease in our costs and operating expenses is primarily a result of a decrease in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three and six months ended June 30, 2012, respectively, compared to $(80) and $3,310 for the three and six months ended June 30, 2011, respectively.  The decrease in lease operating expenses is due to Bayshore ceasing to report to us the amounts of our respective share in lease operating expenses. Accordingly, we did not report lease operating expenses from our Texas operations for the three or six months ended June 30, 2012.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $57 and $114 for the three and six months ended June 30, 2012, respectively, compared to $87 and $173 for the three and six months ended June 30, 2011, respectively.  The amount of accretion of asset retirement obligations expenses principally reflects the fact that the original accretion period for most wells is complete.

General and Administrative Expense – General and administrative expense was $478,102 and $1,047,409 for the three and six months ended June 30, 2012, respectively, compared to $646,613 and $1,069,512 for the three and six months ended June 30, 2011, respectively, representing decreases of $168,511 and $22,103 for the three and six month periods, respectively.  The decrease in general and administrative expense during the three months ended June 30, 2012 is primarily related to a decrease of $122,016 for compensation and related payroll taxes from a temporary decrease in the number of officers and a salary reduction resulting from the amendment of the employment agreement for one officer, and decreases in legal and consulting costs of $104,534.  These decreases were offset by an increase of $29,137 in meals and entertainment, and other minor increases in outside services, rent, and various other expenses.  The decrease in general and administrative expense during the six months ended June 30, 2012 is related to a decrease of $162,460 for compensation and related payroll taxes from a temporary decrease in the number of officers and a salary reduction resulting from the amendment of the employment agreement for one officer.  This decrease was offset primarily by increases in legal, consulting and auditing costs of $27,375, outside services of $27,424, rent and telephone of $26,529, meals, entertainment, and travel of $45,910, and director fees of $10,467.  The causes of these increase are: (1) legal and audit services due to legal costs related to litigation, due diligence costs for prospective financing, and increased complexity of our accounting; (2) travel, meals and entertainment expenses are principally related to promotional costs in connection with investor presentations; (3) outside services are principally related to increased use of temporary office personnel; (4) rent is primarily due to the leasing of new office space; and (5) director fees are due to the addition of another outside director in June 2011.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three and six months ended June 30, 2012 and 2011.  Share-based compensation for the three and six months ended June 30, 2012 was $71,793 and $189,797, respectively.  The transactions during the three and six months ended June 30, 2012 were as follows:

●
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have granted stock options and issued compensation-based warrants and stock awards to consulting firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants and stock awards, and recognized over the vesting period. For the three and six months ended June 30, 2012, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $37,050 and $115,054, respectively;

●
In March 2012, we issued 1,000,000 shares of common stock to Ironridge Global IV, Ltd. in connection with a court-approved Order for Approval of Stipulation for Settlement of Claims.  The Order provided, among other things, for the immediate issuance by us of 1,000,000 shares of common stock to Ironridge as a fee in connection with the settlement.  This issuance of 1,000,000 shares of common stock was recorded at $40,000 of share-based compensation, based on the closing price of the common stock on the date of issuance.  Subsequently, we have issued an additional 71,250,000 shares to Ironridge towards the Final Amount pursuant to the settlement of claims as further described herein;

●
In June 2012, we issued 3,000,000 shares of common stock to Haverstock Master Fund, Ltd. as an implementation fee in connection with Committed Equity Facility Agreement.  The shares were fully earned on the date of the agreement.  The issuance of common stock was recorded at $29,400, based on the closing price of the common stock on the date of issuance; and

●
In June 2012, we issued a total of 562,500 shares of common stock to National Securities Corp. and Michael Bezdek under an agreement that provided for capital raising, investment banking and financial advisory services to us.  The issuance of common stock was recorded at $5,343, based on the closing price of the common stock on the date of issuance.

Share-based compensation for the three and six months ended June 30, 2011 was $3,439,027 and $3,523,125, respectively.  The transactions during the three and six months ended June 30, 2011 were as follows:

●
Effective June 3, 2011, we issued 15,750,000 shares of common stock, pursuant to the Amended and Restated 2010 Incentive Stock Option Plan,  to two executive officers as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $0.19 per share, the closing price of the common stock on the date the issuance was authorized; and

●
During the period since the change of control, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have issued compensation-based warrants to financial advisory firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the three and six months ended June 30, 2011, we reported share-based compensation related to these stock options and warrants of $446,527 and $530,625, respectively.

Although the net changes with respect to our revenues and our costs and operating expenses for the three and six months ended June 30, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6, 7 and 9 to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 8, 9 and 11 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain full ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,299,395, 5,813,079, and $2,825,909 as of June 30, 2012, March 31, 2012, and December 31, 2011, respectively.  We recognized non-cash losses from the change in fair value of these derivative liabilities of $762,016 and $3,377,583 for the three and six months ended June 30, 2012, respectively.  The change was caused by a decrease in the stock price between December 31, 2011 and June 30, 2012. We recognized non-cash gains from the change in fair value of these derivative liabilities of $1,349,520 and $1,312,339 for the three and six months ended June 30, 2011, respectively. The change was caused by an increase in the stock price between December 31, 2010 and June 30, 2011.

Interest Expense – We incurred interest expense of $257,180 and $413,176 for the three and six months ended June 30, 2012, respectively, compared to $54,785 and $72,522 for the three and six months ended June 30, 2011, respectively, representing increases of $202,395 and $340,654 for the three and six month periods, respectively. The increase in interest expense is primarily due to the issuance of convertible debentures totaling $2,550,000 in May 2011, which are currently in default and accruing interest at the rate of 18% per annum.  Interest on the convertible debentures for the three and six months ended June 30, 2012 was $116,025 and $232,050, respectively, compared to $34,670 for the three and six months ended June 30, 2011.  The remainder of the increase was due to the general increase in borrowings from promissory notes associated with the acquisition of oil and gas properties and from the issuance of unsecured convertible promissory notes for working capital.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $58,351 and $199,451 for the three and six months ended June 30, 2012, respectively, compared to $67,576 for the three and six months ended June 30, 2011.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 6, 7, 8 and 9 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $1,254,324 and $2,532,245 of discount on convertible notes and debentures for the three and six months ended June 30, 2012, respectively, compared to $113,420 and $267,511 for the three and six months ended June 30, 2011, respectively. The increase in the amount of discount amortized is due to the effects of the effective interest method, which results in more expense later in the term of the debt instrument, and due to the general increase in the amount of debt.  As of June 30, 2012, there is $718,091 of recorded, but unamortized, discount on the secured and unsecured convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes or debentures.  The discount on the convertible debentures has now become fully amortized.

Liquidity and Capital Resources

During the year ended December 31, 2011 and the six months ended June 30, 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the year ended December 31, 2011 and the six months ended June 30, 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of several separate unsecured convertible promissory notes totaling $822,000, 3) a private placement of common stock and warrants in the aggregate amount of $90,000, 4) the issuance of a bridge loan note of $250,000, 5) the issuance of a secured convertible debenture of $100,000, 6) the issuance of a secured promissory note of $100,000, and 7) the issuance of an unsecured note for $15,000.  At June 30, 2012, we had $546 in cash. At June 30, 2012, we had a working capital deficit of $7,278,526, as compared to a deficit of $3,452,198 as of December 31, 2011. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The increase in the working capital deficit for the six months ended June 30, 2012 is principally due to 1) the issuance of new short-term debt totaling $2,400,000; 2) net decrease in debt discounts of approximately $1,100,000 principally related to amortization of discounts; 3) increases in accounts payable and accrued liabilities of approximately $760,000; 4) less debt conversions and debt payments of approximately $445,000, and 5) decrease in current assets of approximately $17,000.  In addition, we have total stockholders’ deficit of $5,776,654 at June 30, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, a decrease in the stockholders’ equity (deficit) of $5,976,208.  The decrease for the six months ended June 30, 2012 is principally due to net losses of approximately $7.76 million, offset by the value of common stock issued for debt conversions, property acquisition, and services of approximately $1.78 million.

Our operations used net cash of $626,436 during the six months ended June 30, 2012 compared to $879,471 of net cash used during the six months ended June 30, 2011.  Net cash used in operating activities during the six months ended June 30, 2012 consisted of our net loss of $7,759,775, less non-cash expenses of the change in fair value of derivative liabilities of $3,377,583, stock-based compensation of $189,797, amortization of deferred financing costs and discount on convertible notes of $2,731,696, depreciation expense of $2,067 and accretion of asset retirement obligations of $114, and further reduced by non-cash changes in working capital of $832,082.

Investing activities during the six months ended June 30, 2012 included cash paid totaling $196,642 toward the acquisition of oil and gas properties from Black Cat, an earnest money deposit of $100,000 toward the D Bar Leasing Purchase and Sale Agreement, and the purchase of office equipment with a total cost of $3,596.  Investing activities during the six months ended June 30, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement and the purchase of office equipment with a cost of $2,356.

Financing activities provided $925,668 of cash during the six months ended June 30, 2012, compared to $2,356,000 during the six months ended June 30, 2011. Cash flows from financing activities during the six months ended June 30, 2012 primarily relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $500,000, 2) proceeds of $250,000 from the issuance of a bridge loan promissory note, 3) proceeds of $100,000 from a secured promissory note, and 4) $100,000 from the issuance of a secured convertible debenture.  We also repaid $25,000 on the bridge loan promissory note.  Cash flows from financing activities during the six months ended June 30, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000, less issuance costs of $374,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $75,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  We believe that the cash flow from the Mustang Island properties, when production commences and after the promissory note issued in connection with the acquisition is repaid, will be sufficient to sustain operations.  Additionally, we anticipate that working capital will become available via financing activities currently contemplated with regards to VM-179 and the D-Bar acquisition.

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of August 9, 2012, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,550,000 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of June 30, 2012, the total interest that is due is $501,320 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and July 2012, the conversion price of the debentures has been reset to $0.00259 per share, which would result in the issuance of approximately 985 million shares of common stock upon conversion of the principal amount, not including accrued interest.

The common stock purchase warrants are exercisable for a period of five years at an exercise price of $0.30 per share. The warrants contain full ratchet anti-dilution protection. The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of the conversions of notes payable between February and July 2012, the exercise price of the warrants has been reset to $0.00259 per share.

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

GEL Properties Financing

On August 10, 2011, we entered into an agreement with GEL Properties, Inc., an accredited investor (“GEL”), pursuant to which we issued GEL three convertible notes. The first note, due August 10, 2012 in the principal amount of $75,000 (the “GEL I Note”), was issued in exchange for $75,000.  The second note, due March 15, 2013 in the principal amount of $75,000 (the “GEL II Note”), was issued in exchange for a promissory note from GEL in the amount of $75,000 (the “GEL II Payment Note”).   The third note, due May 1, 2013 in the principal amount of $75,000 (the “GEL III Note”, was issued in exchange for a promissory note from GEL in the amount of $75,000 (the “GEL III Payment Note”).

The GEL II Payment Note was due on March 15, 2012, or August 10, 2012 in the event that we did not meet the current information requirements pursuant to Rule 144 on March 15, 2012.  The GEL II Payment Note was secured by a $100,000 debt obligation owned to GEL by Hotcloud Mobile, Inc.  The GEL II Payment Note was repaid, with interest, in March 2012.

The GEL III Payment Note was due on May 1, 2012, or August 10, 2012 in the event that we did not meet the current information requirements pursuant to Rule 144 on May 1, 2012.  The GEL III Payment Note was secured by a (i) $25,000 debt obligation owned to GEL by Hotcloud Mobile, Inc., (ii) $25,000 debt obligation owned to GEL by Revonergy, Inc., and (iii) $25,000 debt obligation owned to Tripod Group, LLC by Latitude Powerboats.  The GEL III Payment Note was repaid, with interest, in May 2012.

On July 24, 2012, we entered into an agreement with GEL pursuant to which we issued GEL five convertible notes. The first note, due July 24, 2013 in the principal amount of $100,000 (the “GEL IV Note”), was issued in exchange for $100,000.

The second note, due July 24, 2013, in the principal amount of $75,000 (the “GEL V Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL V Payment Note”).   The third note, due July 24, 2013, in the principal amount of $75,000 (the “GEL VI Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL VI Payment Note”).   The fourth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL VII Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL VII Payment Note”).   The fifth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL VIII Note” and together with the GEL I, GEL II, GEL III, GEL IV, GEL V, GEL VI and GEL VII Notes, the “GEL Notes”), was issued in exchange for a promissory note from GEL in the amount of $75,000 (the “GEL VIII Payment Note”).

The GEL V Payment Note is due on March 24, 2013, or July 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on March 24, 2013.  The GEL V Payment Note is secured by a $75,000 debt obligation owned to GEL by Silver Dragon Resources, Inc.

The GEL VI Payment Note is due on April 24, 2013, or August 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on April 24, 2013.  The GEL VI Payment Note is secured by a $75,000 debt obligation owned to GEL by Silver Dragon Resources, Inc.

The GEL VII Payment Note is due on May 24, 2013, or September 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on May 24, 2013.  The GEL VII Payment Note is secured by a $75,000 debt obligation owned to GEL by Savwatt usa, Inc.

The GEL VIII Payment Note is due on June 24, 2013, or October 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on June 24, 2013.  The GEL VIII Payment Note is secured by a $75,000 debt obligation owned to GEL by Savwatt usa, Inc.

Interest on the GEL Notes accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  We are not required to make any payments on the GEL Notes until maturity.  We have the ability to repay the GEL Notes at any time at 150% of the unpaid principal amount upon five days prior written notice to the Investor.

GEL may convert the outstanding principal on the GEL Notes into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share, except for the GEL IV Note, which is subject to a floor conversion price of $.00001 per share.

As of August 14, 2012, the GEL I, GEL II, AND GEL III Notes have been entirely converted into common stock and the entire principal on the GEL IV, GEL V, GEL VI, GEL VII and GEL VIII Notes remain outstanding.

Asher Financings

On March 5, 2012, May 14, 2012, June 7, 2012, and July 17, 2012 we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debenture in the aggregate principal amount of $132,500 (the “Asher Debentures”).

The Asher Debentures mature on December 7, 2012, January 30, 2013, March 11, 2013, and April 19, 2013, respectively, (the “Asher Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Dates.

Asher is permitted to convert, starting on September 1, 2012, October 24, 2012, December 24, 2012, and January 13, 2013, the outstanding principal and accrued interest on the Asher Debentures into shares of our common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher Debentures and receive shares of common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

What Happened Financings

On November 21, 2011, we entered into a subscription agreement with What Happened LLC, an accredited investor (“WH LLC”), providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $20,000 (the “WH Debenture”).

On July 26, 2012, the WH Debenture was purchased by and assigned to Prolific Group, LLC (“Prolific”), and was amended to change the maturity date from August 3, 2012 to July 26, 2013 and to change the interest rate from 8% to 6% per annum.  We are not required to make any payments until the maturity date.  Prolific is permitted to convert the outstanding principal and accrued interest on the WH Debenture into common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.  As of August 14, 2012, $15,000 of the WH Debenture has been converted into common stock and $5,000 of principal remains outstanding.

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 (the “Secured Note”) in exchange for $100,000 from WH LLC.  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, we granted WH LLC a security interest in all of our prospective 6% working interest in the Alvey Lease. We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The Secured Note was not repaid by the due date and is in default.

In lieu of repayment in cash, WH LLC had the option of converting the obligation represented by the Secured Note into a 3.75% carried working interest in the Alvey Lease, which WH LLC was required to advise us of whether it intended to exercise such option on or prior to the maturity of the Secured Note.  Although the period for exercise of the option has expired, we and WH LLC have had discussions to extend the date to exercise such option to any time prior to repayment.

Debenture and Warrant Financing

Between December 2011 and April 2012, we entered into subscription agreements with WH LLC, Luis Urroz, John Reed, Charles Lamberson, Halley Lamberson, Hemangini Parikh, Marshall Berol, Sean Whalen, New Rock Capital, LLC, Balakrishna B. Divana and Sunitha Yeliyur, and John Seeley, each an accredited investor (the “Investors”), providing for the sale by us of 8% convertible debentures in the aggregate principal amount of $287,000 (the “Debentures”) and common stock purchase warrants to purchase an aggregate of 2,870,000 shares of common stock (the “Warrants”).

The Debentures mature between August 1, 2012 and November 1, 2012 (the “Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Dates.  The Investors are permitted to convert the outstanding principal and accrued interest on the Debentures into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.  One of the Debentures in the amount of $25,000 has been converted into common stock.

 On July 26, 2012, the Debentures issued to WH LLC in the aggregate face amount of $20,000 were purchased by and assigned to Prolific, and were amended to change the maturity dates to July 26, 2013 and to change the interest rate to 6% per annum.  Prolific is permitted to convert the outstanding principal and accrued interest on the Debentures into common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.

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

Sanjay Kapoor - Secured Debt Financing

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  A payment of $100,000 has been made on the Secured Note, but the remaining $205,000 has not been repaid and is in default.

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

Black Cat Exploration & Production LLC

On March 9, 2012, we acquired certain assets from Black Cat pursuant to the Black Cat Agreement.  Pursuant to the terms of the Black Cat Agreement, we issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the secured note with Sanjay Kapoor described above.  We have paid $25,000 towards the principal of this promissory note, the remaining portion of the $100,000 that was due on May 31, 2012 is in default.

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

Among the conditions that constitute an event of default is the situation where the average volume weighted average price per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.01 per share.  This condition initially occurred in early June 2012 and has continued through the end of the quarter.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew it notification and acceleration of repayment.

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

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note is due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 1,000,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $0.01 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

Haverstock Equity Facility Agreement

On June 22, 2012, we entered into a committed equity facility agreement (the “Equity Facility”) with Haverstock Master Fund, Ltd. (“Haverstock”), pursuant to which Haverstock has committed to purchasing up to $7.5 million of shares of our common stock, at our request, in accordance with the Equity Facility.  We will need to file and obtain effectiveness of a registration statement registering shares of common stock available for sale to Haverstock pursuant to the Equity Facility.  After the registration statement is declared effective, we are allowed to deliver to Haverstock, once every five trading days, an advance request, which shall be the greater of (i) $100,000, or (ii) the lower of (A) the average of the daily value of our stock traded for the five trading days prior to the delivery of the advance request, or (B) the average of the daily value of our stock traded for the 30 trading days prior to the delivery of the advance request.

On the sixth trading day after delivery of an advance notice, we are required to deliver to Haverstock such number of shares of common stock equal to the amount of the advance notice, divided by 90% of the lowest daily volume weighted average price of our common stock during the five trading days following the delivery of the advance request and Haverstock will deliver us the amount of the advance request.

Upon execution of the Equity Facility, we issued to Haverstock (i) 3,000,000 shares of common stock and a convertible debenture in the principal amount of $250,000 as an implementation fee and (ii) a convertible debenture in the principal amount of $45,000 representing $35,000 of Haverstock legal fees and $10,000 of Haverstock due diligence fees.  The convertible debenture, in the aggregate principal amount of $295,000, matures on March 22, 2013 and bears interest at the rate of 8% per annum.  We are not required to make any payments until the maturity date.  Haverstock is permitted, at any time after 180 days from June 22, 2012, to convert the outstanding principal on the debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest daily intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.  Haverstock agreed to restrict its ability to convert the debenture and receive shares of our common stock such that the number of shares of common stock held by Haverstock and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Common Stock, LLC Financing

On June 22, 2012, we entered into a subscription agreement with Common Stock, LLC, an accredited investor (“CS LLC”), providing for the sale by us to CS LLC of an 8% convertible note in the principal amount of $75,000 (the “CS Note”) and providing for a second funding of $35,000 upon the filing of a registration statement on Form S-1 in accordance with the terms and conditions of the Equity Facility by and between us and Haverstock. Proceeds from the CS Note were received by us in July 2012.  The CS Note matures on March 22, 2013 and bears interest at the annual rate of 8%.  We are not required to make any payments prior to March 22, 2013.

CS LLC is permitted to convert the outstanding principal and accrued interest on the CS Note into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.

CS LLC agreed to restrict its ability to convert the CS Note and receive shares of our common stock such that the number of shares of common stock held by CS LLC in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Ronald W. Moeckel Financing

On August 9, 2012, we issued a promissory note to Ronald W. Moeckel (“Moeckel”) in exchange for proceeds of $25,000.  The promissory note is due on or before November 9, 2012 by payment of $28,750, including interest of $3,750 for the three month term.  In addition, we issued Moeckel a common stock purchase warrant to purchase 250,000 shares of common stock (the “Moeckel Warrant”).  The Moeckel Warrant has an exercise price of $0.01 per share of common stock and will be exercisable until October 9, 2015.  The Moeckel Warrant can be exercised on a cashless basis.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407.06 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provides for the issuance by us of 10,150,000 shares of common stock as the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a Calculation Period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for aggregate trading volume of our common stock to exceed $4.2 million. Pursuant to the Order, Ironridge will retain 1,000,000 shares of our common stock as a fee, plus the Final Amount with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every 4.2 million shares of our common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to us and our transfer agent for cancellation.  Between March 2012 and August 14, 2012, we have issued 71,250,000 shares to Ironridge towards the Final Amount pursuant to the settlement of claims as further described in Note 4 to the condensed consolidated financial statements.  As of June 30, 2012, an interim estimation was made of the number of shares that would equal the Final Amount based on the (a) the sum of the Accounts Payable plus reasonable attorney fees through June 30, 2012, (b) divided by 70% of the VWAP of the common stock over the period from the Issuance Date through June 30, 2012, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the period from the Issuance Date through June 30, 2012, as if June 30, 2012 represented the end of the Calculation Period.  At that date, the Final Amount would have been approximately 245 million shares.  However, since the Calculation Period was not completed as of June 30, 2012 and has not yet been completed as of the date hereof, the Final Amount is not yet known and will likely be more than the previous estimate of 245 million shares.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

c)
We lack a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.  Similarly, we have not obtained units of production or similar third-party purchaser confirmation of the details of our oil and gas production.  There is a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis without the ability to independently review and verify the results of our revenue and expenses related to our operations, and

d)
We lack a system to review agreements that are executed and actions taken by the Company to determine if such events trigger obligations with the Securities and Exchange Commission to disclose such events on a Current Report on Form 8-K.  There have been numerous instances of events that have occurred that were required to be filed on a Form 8-K that were either not timely reported on a Form 8-K or were reported as part of our annual report on Form 10-K or quarterly reports on Form 10-Q.  Many of these events are not determined until our outside legal and accounting personnel are involved in the preparation and review of the annual or quarterly reports.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Auction Specialists Litigation

On or about November 2, 2011, several debt holders of the Company filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City against the Company by filing a Complaint.  The case is Auction Specialists, et al. v. Paxton Energy, Inc., Case No. 11 0C003451B.  In this action, the plaintiff seeks a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement.  The Company has filed an answer denying the allegations.  The Company is currently negotiating a mutual release agreement with Auction Specialists and a stipulation of dismissal with prejudice, that is expected to be filed in the near future.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2012, we issued 91,870 shares of common stock to GEL Properties, Inc. upon the conversion of $2,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 20, 2012, we issued 225,918 shares of common stock to GEL Properties, Inc. upon the conversion of $3,100 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 23, 2012, we issued 557,088 shares of common stock to GEL Properties, Inc. upon the conversion of $4,900 of an outstanding convertible promissory note and $2,743 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 24, 2012, we issued 182,216 shares of common stock to GEL Properties, Inc. upon the conversion of $2,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 25, 2012, we issued 510,204 shares of common stock to GEL Properties, Inc. upon the conversion of $7,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 26, 2012, we issued 262,391 shares of common stock to GEL Properties, Inc. upon the conversion of $3,600 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 1, 2012, we issued 5,100,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 3, 2012, we issued 118,390 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 8, 2012, we issued 118,390 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 9, 2012, we issued 5,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 14, 2012, we issued 84,034 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 18, 2012, we issued 709,555 shares of common stock to GEL Properties, Inc. upon the conversion of $7,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 18, 2012, we issued 1,558,442 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 23, 2012, we issued 1,710,526 shares of common stock to Asher Enterprises, Inc. upon the conversion of $13,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 30, 2012, we issued 2,425,532 shares of common stock to Asher Enterprises, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note and $1,400 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 30, 2012, we issued 206,349 shares of common stock to GEL Properties, Inc. upon the conversion of $1,300 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 30, 2012, we issued 1,710,376 shares of common stock to Hemangini Parikh upon the conversion of $25,000 of an outstanding convertible promissory note and $211 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 31, 2012, we issued 158,730 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 1, 2012, we issued 275,625 shares of common stock to Michael Bezdek for services pursuant to a contract for consulting services.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 1, 2012, we issued 286,875 shares of common stock to National Securities Corp. for services pursuant to a contract for consulting services.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 6, 2012, we issued 1,047,619 shares of common stock to GEL Properties, Inc. upon the conversion of $5,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 11, 2012, we issued 285,714 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 11, 2012, we issued 5,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 12, 2012, we issued 952,381 shares of common stock to GEL Properties, Inc. upon the conversion of $5,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 19, 2012, we issued 459,184 shares of common stock to GEL Properties, Inc. upon the conversion of $2,700 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 20, 2012, we issued 425,170 shares of common stock to GEL Properties, Inc. upon the conversion of $2,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 21, 2012, we issued 3,000,000 shares of common stock to Haverstock Master Fund, Ltd. as an implementation fee in connection with Committed Equity Facility Agreement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 25, 2012, we issued 435,540 shares of common stock to GEL Properties, Inc. upon the conversion of $2,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 26, 2012, we issued 261,324 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 27, 2012, we issued 6,500,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 28, 2012, we issued 190,476 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 29, 2012, we issued 3,076,923 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

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

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain full ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of August 9, 2012, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,550,000 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of June 30, 2012, the total interest that is due is $501,320 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and July 2012, the conversion price of the debentures has been reset to $0.00259 per share, which would result in the issuance of approximately 985 million shares of common stock upon conversion of the principal amount, not including accrued interest.

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

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted Kapoor a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note.  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  A payment of $100,000 has been made on the Secured Note, but the remaining $205,000 has not been repaid and is in default.

On March 9, 2012, we acquired certain assets from Black Cat pursuant to the Black Cat Agreement.  Pursuant to the terms of the Black Cat Agreement, we issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance was due June 25, 2012.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the secured note with Sanjay Kapoor described above.  We have paid $25,000 towards the principal of this promissory note, the remaining portion is in default.

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC.  We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The note was not repaid by the due date and is in default.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

(a) Form 8-K Information

GEL Properties Financings

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – GEL Properties Financing” for a description of  financings conducted with GEL on May 1, 2012 and July 24, 2012.

Asher Financings

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Asher Financings” for a description of financings conducted with Asher on May 14, 2012, June 7, 2012 and July 17, 2012.

What Happened Financings

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – What Happened Financings” for a description of a financing conducted with WH LLC on April 19, 2012 and amendments made on July 26, 2012 to the WH Debenture.

Claudell and Nancy LeBlanc Financing

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Claudell and Nancy LeBlanc Financing” for a description of a financing conducted with the LeBlancs on July 31, 2012.

Haverstock Equity Facility Agreement

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Haverstock Equity Facility Agreement” for a description of a financing conducted with Haverstock on June 22, 2012.

Common Stock, LLC Financing

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Common Stock, LLC Financing” for a description of a financing conducted with CS LLC on June 22, 2012.

Ronald W. Moeckel Financing

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Ronald W. Moeckel Financing” for a description of a financing conducted with Moeckel on August 9, 2012.

Issuances of Common Stock

Please see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for a description of issuances of shares of unregistered common stock.

ITEM 6.  EXHIBITS

10.01	Securities Purchase Agreement, dated as of May 14, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.

10.02	Form of Convertible Promissory Note, issued May 14, 2012 to Asher Enterprises, Inc.

10.03	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc.

10.04	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.

10.05	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc.

10.06	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC

10.07	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC

10.08	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.

10.09	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc.

10.10	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc

10.11	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc

10.12	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc

10.13	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd.

10.14	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd.

10.15	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC

10.16	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel

10.17	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel

10.18	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.

10.19	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.

10.20	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.

10.21	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*
Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: August 20, 2012	By:	/s/ ANTHONY MASON
Anthony Mason Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)