Form 10-Q/A
period 2012-06-30
WORTHINGTON ENERGY, INC.
filed 2012-09-13
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Worthington Energy, Inc.s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

10.01	Securities Purchase Agreement, dated as of April 27, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.02	Form of Convertible Promissory Note, issued April 27, 2012 to Asher Enterprises, Inc. †

10.03	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc. †

10.04	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.05	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc. †

10.06	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC †

10.07	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC †

10.08	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.09	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc. †

10.10	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc †

10.11	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc †

10.12	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc †

10.13	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd. †

10.14	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd. †

10.15	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC †

10.16	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel †

10.17	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel †

10.18	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc. †

10.19	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc. †

10.20	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc. †

10.21	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc. †

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Incorporate by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed by Worthington Energy, Inc. on August 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: September 13, 2012	By:	/s/ ANTHONY MASON
Anthony Mason Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)