Form 10-Q/A
period 2012-03-31
WORTHINGTON ENERGY, INC.
filed 2012-11-14
CIK 1342643

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

EXPLANATORY NOTE

Worthington Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012 to amend and restate the consolidated financial statements and related disclosures for the fiscal quarter ended March 31, 2012 as discussed in “Restatement of Financial Statements” in Note 1 to the accompanying restated consolidated financial statements.

1.             Background of the Restatement

On November 12, 2012, the Audit Committee of the Board of Directors of the Company, concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the quarterly period ended March 31, 2012 included in the Original Filing and for the quarterly period ended June 30, 2012 should not be relied upon because the Company failed to properly record a warrant derivative liability relating to certain anti-dilution protection provisions contained in certain outstanding warrants issued in a private placement in May 2011 and consulting warrants issued in June 2011 (collectively, the “Warrants”).

An explanation of the errors and their impact on the Company’s consolidated financial statements is contained in Note 1 to the consolidated financial statements contained in Item 1 of this report. The following is a brief summary of the accounting error:

The Warrants contain certain anti-dilution protection rights in the event that the Company subsequently issuances securities at a price per share less than the current exercise price of the Warrants (a “Dilutive Issuance”).  Upon a Dilutive Issuance, the exercise price of the Warrants is reduced to match the price per share of the securities issued in the Dilutive Issuance (a “Price Ratchet Protection”).   During the quarter ended March 31, 2012, the Company issued securities that constituted a Dilutive Issuance, which triggered the Price Ratchet Protection.  A derivative valuation study prepared in connection with the Original Filing provided for a corresponding increase in the number of shares of common stock issuable upon exercise of the Warrants upon a Dilutive Issuance, which was not provided for in the Warrants.  As a result, the derivative liability for the Warrants was incorrect, along with the calculation of the change in fair value of the derivative liability.

 2.            Internal Control Considerations

Management determined that there was a deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis..  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Consolidated Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4. Controls and Procedures.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$27,158	$1,552
Receivable from attorneys' trust accounts	-	668
Prepaid expenses and other current assets	674	20,276
Total Current Assets	27,832	22,496

Property and Equipment, net of accumulated depreciation	15,709	14,211
Oil and gas properties, using full cost accounting	8,413,091	6,286,449
Deferred financing costs	58,351	199,451
Other assets	14,610	14,610

Total Assets	$8,529,593	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$139,794	$463,499
Accrued liabilities	796,798	1,047,005
Payable to Ironridge Global IV, Ltd.	1,137,141	-
Payable to Bayshore Exploration L.L.C.	10,738	114,538
Payable to related parties	5,000	9,400
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	99,807	64,218
Secured notes payable, net of discount	1,831,419	500,000
Convertible debentures, net of discount	1,847,191	917,812
Accrued registration rights penalties and interest	13,503	13,222
Total Current Liabilities	5,881,391	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,117	37,060
Derivative liabilities	2,011,276	2,825,909
Total Long-Term Liabilities	2,048,393	2,862,969

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 103,056,505 and 64,699,621 shares issued and outstanding, respectively	103,057	64,700
Additional paid-in capital	20,708,177	19,270,130
Deficit accumulated during the exploration stage	(20,211,425)	(19,135,276)
Total Stockholders' Equity	599,809	199,554

Total Liabilities and Stockholders' Equity	$8,529,593	$6,537,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012
	(Restated)		(Restated)

Oil and gas revenues, net	$-	$5,479	$370,437

Costs and Operating Expenses
Lease operating expenses	-	3,390	148,812
Impairment loss on oil and gas properties	-	-	3,847,192
Accretion of asset retirement obligations	57	86	8,811
General and administrative expense	569,307	422,899	4,947,098
Share-based compensation	118,004	84,098	7,801,938
Total costs and operating expenses	687,368	510,473	16,753,851

Loss from operations	(687,368)	(504,994)	(16,383,414)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	1,186,236	(37,181)	1,341,596
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(155,996)	(17,737)	(987,447)
Amortization of deferred financing costs	(141,100)	-	(473,337)
Amortization of discount on convertible
debentures and notes and other debt	(1,277,921)	(154,091)	(3,796,805)
Total other income (expense)	(388,781)	(209,009)	(3,828,011)

Net Loss	$(1,076,149)	$(714,003)	$(20,211,425)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	72,536,826	24,049,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2012
(Unaudited) (Restated)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - December 31, 2011	64,699,621	$64,700	$19,270,130	$(19,135,276)	$199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to March 2012, $0.0169 to $0.0322 per share	5,706,884	5,707	256,224	-	261,931

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012, $0.038 per share	22,500,000	22,500	832,500	-	855,000

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.04 per share	1,000,000	1,000	39,000	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012, $0.02639 per share	9,150,000	9,150	232,319	-	241,469

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	78,004	-	78,004

Net loss	-	-	-	(1,076,149)	(1,076,149)

Balance - March 31, 2012	103,056,505	$103,057	$20,708,177	$(20,211,425)	$599,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012
	(Restated)		(Restated)
Cash Flows From Operating Activities
Net loss	$(1,076,149)	$(714,003)	$(20,211,425)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	118,004	84,098	7,801,938
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	1,419,021	154,091	4,270,142
Gain on transfer of common stock from
Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	57	86	8,811
Depreciation expense	933	103	7,748
Change in fair value of derivative liabilities	(1,186,236)	37,181	(1,341,596)
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	19,602	9,339	(674)
Other assets	-	-	(14,610)
Accounts payable and accrued liabilities	357,898	251,942	2,299,054
Payable to related parties	(4,400)	(15,000)	5,000
Accrued registration rights penalties and interest	281	278	303,817
Net Cash Used In Operating Activities	(350,989)	(191,885)	(3,031,785)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(196,642)	-	(3,636,720)
Purchase of property and equipment	(2,431)	-	(23,457)
Net Cash Used In Investing Activities	(199,073)	-	(3,660,177)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	-	90,000	3,134,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock	575,668	50,000	2,150,000
Proceeds from issuance of convertible debentures	-	-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	-	(406,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on note payable	-	-	(75,250)
Net Cash Provided By Financing Activities	575,668	140,000	6,719,120
Net Increase (Decrease) In Cash And Cash Equivalents	25,606	(51,885)	27,158
Cash and Cash Equivalents At Beginning Of Period	1,552	53,421	-
Cash and Cash Equivalents At End Of Period	$27,158	$1,536	$27,158

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

Restatement of Financial Statements – The Company issued warrants in a private placement in May 2011 and consulting warrants in June 2011 (collectively, the “Warrants”).  Specifically, the Warrants contain certain anti-dilution protection rights in the event that the Company subsequently issues securities at a price per share less than the current exercise price of the Warrants (a “Dilutive Issuance”).  Upon a Dilutive Issuance, the exercise price of the Warrants is reduced to match the price per share of the securities issued in the Dilutive Issuance (a “Price Ratchet Protection”).  The exercise price of the Warrants was first reset for Price Ratchet Protection during the quarter ended March 31, 2012.  In connection with the preparation and review of the condensed consolidated financial statements of the Company for the quarter ended September 30, 2012, it was determined that the derivative valuations for the quarters ended March 31, 2012 and June 30, 2012 also provided for a corresponding increase in the number of shares of common stock issuable upon exercise of the Warrants upon a Dilutive Issuance, resulting in an overstatement of the derivative valuations for those quarters.  The Company has concluded that the unaudited condensed consolidated financial statements as of and for the period ended March 31, 2012 are required to be restated due to the errors in the derivative valuations during that period.

Following is a summary of the effects of these adjustments on the Company’s unaudited condensed consolidated financial statements as of, and for the period ending, March 31, 2012.

Consolidated Balance Sheet at March 31, 2012

	As Previously Reported	Adjustments	As Restated

Derivative liabilities	$5,813,079	$(3,801,803)	$2,011,276
Total long-term liabilities	5,850,196	(3,801,803)	2,048,393
Deficit accumulated during the exploration stage	(24,013,228)	3,801,803	(20,211,425)
Total stockholders' equity (deficit)	(3,201,994)	3,801,803	599,809
Total liabilities and stockholders' equity	8,529,593	-	8,529,593

Consolidated Statement of Operations for the Three Months Ended March 31, 2012

	As Previously Reported	Adjustments	As Restated

Change in fair value of derivative liabilities	$(2,615,567)	$3,801,803	$1,186,236
Total other income (expense)	(4,190,584)	3,801,803	(388,781)
Net loss	(4,877,952)	3,801,803	(1,076,149)
Basic and Diluted Loss Per Common Share	(0.07)	0.06	(0.01)

Consolidated Statement of Operations for the Period from June 30, 2004 (Date of Inception) through March 31, 2012

	As Previously Reported	Adjustments	As Restated

Change in fair value of derivative liabilities	$(2,460,207)	$3,801,803	$1,341,596
Total other income (expense)	(7,629,814)	3,801,803	(3,828,011)
Net loss	(24,013,228)	3,801,803	(20,211,425)

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012

	As Previously Reported	Adjustments	As Restated

Net loss	$(4,877,952)	$3,801,803	$(1,076,149)
Change in fair value of derivative liabilities	2,615,567	(3,801,803)	(1,186,236)
Net cash used in operating activities	(350,989)	-	(350,989)

Consolidated Statement of Cash Flows for the Period from June 30, 2004 (Date of Inception) through March 31, 2012

	As Previously Reported	Adjustments	As Restated

Net loss	$(24,013,228)	$3,801,803	$(20,211,425)
Change in fair value of derivative liabilities	2,460,207	(3,801,803)	(1,341,596)
Net cash used in operating activities	(3,031,785)	-	(3,031,785)

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

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $1,076,149 for the three months ended March 31, 2012 and $6,897,552 for the year ended December 31, 2011.  The Company also used cash of $350,989 and $1,083,443 in its operating activities during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  Through March 31, 2012, the Company has accumulated a deficit during the exploration stage of $20,211,425.  At March 31, 2012, the Company has a working capital deficit of $5,853,559 including current liabilities of $5,881,391.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the price ratchet anti-dilution protection provisions.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

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

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset conversion price of the debentures is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the conversion price of these debentures has been further adjusted subsequent to March 31, 2012 pursuant to the price ratchet anti-dilution protection provisions.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the price ratchet anti-dilution protection provisions.

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

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $0.30 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value. Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the price ratchet anti-dilution protection provisions.

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

Note 9 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 8 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain price ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $1,266,354 at March 31, 2012 and $2,471,483 at December 31, 2011.  Accordingly, the Company has recorded a gain on the change in the derivative liability of $1,205,129 for the three months ended March 31, 2012.

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

As discussed more fully in Notes 5 and 8 to these condensed consolidated financial statements, the Company issued warrants to purchase 18,815,000 shares of common stock at $0.30 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 7,000,000 shares of common stock at $0.18 per share that contain price ratchet anti-dilution protection.  During the three months ended March 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants to purchase 25,815,000 shares of common stock pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 9, 2012, the reset exercise price of the warrants is $0.0169 per share based on the lowest of the conversion prices.  As further explained in Note 13, the exercise price of these warrants has been further adjusted subsequent to March 31, 2012 pursuant to the price ratchet anti-dilution protection provisions.

Note 11 - Fair Value Measurements

For asset and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$1,266,354	$-	$1,266,354

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$744,922	$-	$744,922

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:
	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

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

Conversion of Promissory Notes to an Unaffiliated Entity

The Company has two unsecured convertible promissory notes to another unaffiliated entity.  The notes are convertible any time after February 10, 2012 until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  Subsequent to March 31, 2012, the Company received notices of conversion of these notes totaling $26,100 plus $2,743 of accrued interest, which were converted into 2,066,467 shares of common stock, or a weighted-average conversion price of $0.01396 per share.  The issuance of these shares triggered another reset of the conversion price of the convertible debentures in the amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 25,815,000 shares of common stock pursuant to the price ratchet anti-dilution protection provisions of these agreements.  See Notes 5, 8 and 10 for further disclosure of these provisions.  As of May 8, 2012, the reset conversion price of the debentures and exercise price of the related warrants is $0.01267 per share based on the lowest of the conversion prices.

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

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6 and 9 to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 8, 9 and 10 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $2,011,276 and $2,825,909 as of March 31, 2012 and December 31, 2011, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $1,186,236 for the three months ended March 31, 2012 and a loss from the change in fair value of these derivative liabilities of $37,181 for the three months ended March 31, 2011.

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

Liquidity and Capital Resources

During the year ended December 31, 2011 and the three months ended March 31, 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the year ended December 31, 2011 and the three months ended March 31, 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of several separate unsecured convertible promissory notes totaling $647,000, 3) a private placement of common stock and warrants in the aggregate amount of $90,000, 4) the issuance of a bridge loan note of $250,000, and 5) the issuance of an unsecured note for $15,000.  At March 31, 2012, we had $27,158 in cash. At March 31, 2012, we had a working capital deficit of $5,853,559, as compared to a deficit of $3,452,198 as of December 31, 2011. In addition, we have total stockholders’ equity of $599,809 at March 31, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, an increase in the stockholders’ equity  of $400,255.

Our operations used net cash of $350,989 during the three months ended March 31, 2012 compared to $191,885 of net cash used during the three months ended March 31, 2011.  Net cash used in operating activities during the three months ended March 31, 2012 consisted of our net loss of $1,076,149, plus the non-cash gain of the change in fair value of derivative liabilities of $1,186,236, less non-cash expenses for stock-based compensation of $118,004, amortization of deferred financing costs and discount on convertible notes of $1,419,021, depreciation expense of $933 and accretion of asset retirement obligations of $57, and further reduced by non-cash changes in working capital of $373,381.

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

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures mature in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $0.15 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of May 14, 2012, all but $131,250 of the debentures have matured and the remaining debentures mature on May 19, 2012.  We are in default under the convertible debentures because we have not (i) repaid the debentures that have matured or (ii) made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, and May 13, 2012 of $34,670, $117,300, $117,300, $116,025, $37,332, and $6,138, respectively. Consequently, we have unpaid principal of $2,418,750 and total unpaid accrued interest on these convertible debentures of $428,765, with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.01267 per share, which would result in the issuance of approximately 201 million shares of common stock upon conversion of the principal amount, not including accrued interest.

The common stock purchase warrants are exercisable for a period of five years at an exercise price of $0.30 per share. The warrants contain price ratchet anti-dilution protection. The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of the conversions of notes payable between February and May 2012, the exercise price of the warrants has been reset to $0.01267 per share.

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

For convertible debentures and various warrants which contain price ratchet anti-dilution protection, we have determined that the convertible debentures and warrants are subject to derivative liability treatment and are required to be accounted for at their fair value.  We estimated the fair value of the price ratchet anti-dilution protection of the convertible debentures and the warrants using multinomial lattice models. Accordingly, the fair value of the price ratchet anti-dilution protection of the convertible debentures and warrants as determined using the lattice models is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

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

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.  For example, on November 12, 2012, we became aware that we had failed to properly account for a warrant derivative liability with respect to the impact of an anti-dilution provision on our warrants and the subsequent measurement of fair value of the warrant derivative, as required by Accounting Standards Codification 815-40.  As a result, we determined that our consolidated financial statements as of and for the three month periods ended March 31, 2012 and June 30, 2012 filed in quarterly reports on Form 10-Q (collectively, the “Reports”) should not be relied upon and needed to be restated; and

c)
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

We are committed to improving our financial organization. As part of this commitment, in November 2012, we adopted additional controls to strengthen our internal controls over financial reporting as a result of the failure in recognizing the warrant derivative liability issued that resulted in the amendment to our Reports. If the issuance of any securities is contemplated, we will consult with legal counsel and appropriate accounting resources to evaluate the financial statement impact that the issuance of such warrants or other derivative financial instruments may have prior to issuance.  Additional measures may be implemented as we evaluate the effectiveness of these efforts.  We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing the control objectives.

In addition, we hope to create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2012 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2012, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.

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

In May 2011, we completed the Financing which generated aggregate cash gross proceeds of $2,450,000 and the conversion of $100,000 in prior debt. The proceeds were raised through the sale of the Bridge Notes and Bridge Warrants.  All but $131,250 of the Bridge Notes have matured and the remaining Bridge Notes mature on May 19, 2012, and bear interest at 9% per annum and are convertible at the holder’s option at any time into Common Stock at a conversion price of $0.15 per share. The Bridge Notes will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the Bridge Notes is payable quarterly in arrears in cash. The Bridge Notes contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of Common Stock issuable upon conversion of the Note are entitled to piggyback registration rights.  As of May 14, 2012, we are in default under the convertible debentures because we have not (i) repaid the Bridge Notes that have matured or (ii) made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, and May 13, 2012 of $34,670, $117,300, $117,300, $116,025, $37,332, and $6,138, respectively. Consequently, we have unpaid principal of $2,418,750 and total accrued interest on these convertible debentures of $428,765, with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.01267 per share, which would result in the issuance of approximately 201 million shares of common stock upon conversion of the principal amount, not including accrued interest.

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

WORTHINGTON ENERGY, INC.

Date: November 14, 2012	By:	/s/ ANTHONY MASON
Anthony Mason Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)