Form 10-Q/A
period 2012-06-30
WORTHINGTON ENERGY, INC.
filed 2012-11-14
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Worthington Energy, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amended Filing”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on August 20, 2012, which was amended on September 13, 2012 solely to file the detailed tagging XBRL, to amend and restate the consolidated financial statements and related disclosures for the fiscal quarter ended June 30, 2012 as discussed in “Restatement of Financial Statements” in Note 1 to the accompanying restated consolidated financial statements.

1.              Background of the Restatement

On November 12, 2012, the Audit Committee of the Board of Directors of the Company, concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the quarterly period ended March 31, 2012 and for the quarterly period ended June 30, 2012 included in the Original Filing should not be relied upon because the Company failed to properly record a warrant derivative liability relating to certain anti-dilution protection provisions contained in certain outstanding warrants issued in a private placement in May 2011 and consulting warrants issued in June 2011 (collectively, the “Warrants”).

An explanation of the errors and their impact on the Company’s consolidated financial statements is contained in Note 1 to the consolidated financial statements contained in Item 1 of this report. The following is a brief summary of the accounting error:

The Warrants contain certain anti-dilution protection rights in the event that the Company subsequently issuances securities at a price per share less than the current exercise price of the Warrants (a “Dilutive Issuance”).  Upon a Dilutive Issuance, the exercise price of the Warrants is reduced to match the price per share of the securities issued in the Dilutive Issuance (a “Price Ratchet Protection”).   During the quarter ended June 30, 2012, the Company issued securities that constituted a Dilutive Issuance, which triggered the Price Ratchet Protection.  A derivative valuation study prepared in connection with the Original Filing provided for a corresponding increase in the number of shares of common stock issuable upon exercise of the Warrants upon a Dilutive Issuance, which was not provided for in the Warrants.  As a result, the derivative liability for the Warrants was incorrect, along with the calculation of the change in fair value of the derivative liability.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2012	2011
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$546	$1,552
Receivable from attorneys' trust accounts	-	668
Prepaid expenses and other current assets	5,301	20,276
Total Current Assets	5,847	22,496

Property and Equipment, net of accumulated depreciation	15,740	14,211
Oil and gas properties, using full cost accounting	8,413,091	6,286,449
Deferred financing costs	295,000	199,451
Earnest money deposit	100,000	-
Other assets	14,610	14,610

Total Assets	$8,844,288	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$240,293	$463,499
Accrued liabilities	1,094,725	1,047,005
Payable to Ironridge Global IV, Ltd.	1,212,025	-
Payable to Bayshore Exploration L.L.C.	10,738	114,538
Payable to related parties	5,000	9,400
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	229,100	64,218
Secured notes payable, net of discount	1,928,709	500,000
Convertible debentures, net of discount	2,550,000	917,812
Accrued registration rights penalties and interest	13,783	13,222
Total Current Liabilities	7,284,373	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,174	37,060
Derivative liabilities	3,989,893	2,825,909
Total Long-Term Liabilities	4,027,067	2,862,969

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 145,983,347 and 64,699,621 shares issued and outstanding, respectively	145,983	64,700
Additional paid-in capital	20,972,414	19,270,130
Deficit accumulated during the exploration stage	(23,585,549)	(19,135,276)
Total Stockholders' Equity (Deficit)	(2,467,152)	199,554

Total Liabilities and Stockholders' Equity (Deficit)	$8,844,288	$6,537,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012
	(Restated)		(Restated)		(Restated)

Oil and gas revenues, net	$-	$175	$-	$5,654	$370,437

Costs and Operating Expenses
Lease operating expenses	-	(80)	-	3,310	148,812
Impairment loss on oil and gas properties	-	-	-	-	3,847,192
Accretion of asset retirement obligations	57	87	114	173	8,868
General and administrative expense	478,102	646,613	1,047,409	1,069,512	5,425,200
Share-based compensation	71,793	3,439,027	189,797	3,523,125	7,873,731
Total costs and operating expenses	549,952	4,085,647	1,237,320	4,596,120	17,303,803

Loss from operations	(549,952)	(4,085,472)	(1,237,320)	(4,590,466)	(16,933,366)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	(1,254,317)	1,349,520	(68,081)	1,312,339	87,279
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(257,180)	(54,785)	(413,176)	(72,522)	(1,244,627)
Amortization of deferred financing costs	(58,351)	(67,576)	(199,451)	(67,576)	(531,688)
Amortization of discount on convertible debentures and notes and other debt	(1,254,324)	(113,420)	(2,532,245)	(267,511)	(5,051,129)
Total other income (expense)	(2,824,172)	1,113,739	(3,212,953)	904,730	(6,652,183)

Net Loss	$(3,374,124)	$(2,971,733)	$(4,450,273)	$(3,685,736)	$(23,585,549)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.07)	$(0.05)	$(0.11)

Basic and Diluted Weighted-Average
Common Shares Outstanding	117,997,465	40,436,426	93,041,871	32,288,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2012
(Unaudited) (Restated)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2011	64,699,621	$64,700	$19,270,130	$(19,135,276)	$199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to June 2012, $0.0039 to $0.0322 per share	23,471,226	23,471	540,946	-	564,417

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012, $0.038 per share	22,500,000	22,500	832,500	-	855,000

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.04 per share	1,000,000	1,000	39,000	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012 to June 2012, estimated at $0.00567 per share	30,750,000	30,750	143,603	-	174,353

Issuance of common stock for services, June 2012, $0.0095 and $0.0098 per share	3,562,500	3,562	31,181	-	34,743

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	115,054	-	115,054

Net loss	-	-	-	(4,450,273)	(4,450,273)

Balance - June 30, 2012	145,983,347	$145,983	$20,972,414	$(23,585,549)	$(2,467,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2012	2011	June 30, 2012
	(Restated)		(Restated)
Cash Flows From Operating Activities
Net loss	$(4,450,273)	$(3,685,736)	$(23,585,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	189,797	3,573,125	7,873,731
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	2,731,696	335,087	5,582,817
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	114	173	8,868
Depreciation expense	2,067	305	8,882
Change in fair value of derivative liabilities	68,081	(1,312,339)	(87,279)
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	14,975	(5,557)	(5,301)
Other assets	-	(14,610)	(14,610)
Accounts payable and accrued liabilities	820,946	259,523	2,762,102
Payable to related parties	(4,400)	(30,000)	5,000
Accrued registration rights penalties and interest	561	558	304,097
Net Cash Used In Operating Activities	(626,436)	(879,471)	(3,307,232)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(196,642)	(1,523,563)	(3,636,720)
Earnest money deposit	(100,000)	-	(100,000)
Purchase of property and equipment	(3,596)	(2,356)	(24,622)
Net Cash Used In Investing Activities	(300,238)	(1,525,919)	(3,761,342)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	-	90,000	3,134,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock	950,668	90,000	2,525,000
Proceeds from issuance of convertible debentures	-	2,550,000	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	(374,000)	(406,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on notes payable	(25,000)	-	(100,250)
Net Cash Provided By Financing Activities	925,668	2,356,000	7,069,120
Net Increase (Decrease) In Cash And Cash Equivalents	(1,006)	(49,390)	546
Cash and Cash Equivalents At Beginning Of Period	1,552	53,421	-
Cash and Cash Equivalents At End Of Period	$546	$4,031	$546

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

Restatement of Financial Statements – The Company issued warrants in a private placement in May 2011 and consulting warrants in June 2011 (collectively, the “Warrants”).  Specifically, the Warrants contain certain anti-dilution protection rights in the event that the Company subsequently issues securities at a price per share less than the current exercise price of the Warrants (a “Dilutive Issuance”).  Upon a Dilutive Issuance, the exercise price of the Warrants is reduced to match the price per share of the securities issued in the Dilutive Issuance (a “Price Ratchet Protection”).  The exercise price of the Warrants was first reset for Price Ratchet Protection during the quarter ended March 31, 2012.  In connection with the preparation and review of the condensed consolidated financial statements of the Company for the quarter ended September 30, 2012, it was determined that the derivative valuations for the quarters ended March 31, 2012 and June 30, 2012 also provided for a corresponding increase in the number of shares of common stock issuable upon exercise of the Warrants upon a Dilutive Issuance, resulting in an overstatement of the derivative valuations for those quarters.  The Company has concluded that the unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2012 are required to be restated due to the errors in the derivative valuations during those periods.

Following is a summary of the effects of these adjustments on the Company’s unaudited condensed consolidated financial statements as of, and for the periods ending, June 30, 2012.

Consolidated Balance Sheet at June 30, 2012

	As Previously Reported	Adjustments	As Restated

Derivative liabilities	$7,299,395	$(3,309,502)	$3,989,893
Total long-term liabilities	7,336,569	(3,309,502)	4,027,067
Deficit accumulated during the exploration stage	(26,895,051)	3,309,502	(23,585,549)
Total stockholders' equity (deficit)	(5,776,654)	3,309,502	(2,467,152)
Total liabilities and stockholders' equity	8,844,288	-	8,844,288

Consolidated Statement of Operations for the Three Months Ended June 30, 2012

	As Previously Reported	Adjustments	As Restated

Change in fair value of derivative liabilities	$(762,016)	$(492,301)	$(1,254,317)
Total other income (expense)	(2,331,871)	(492,301)	(2,824,172)
Net loss	(2,881,823)	(492,301)	(3,374,124)
Basic and Diluted Loss Per Common Share	(0.02)	(0.01)	(0.03)

Consolidated Statement of Operations for the Six Months Ended June 30, 2012

	As Previously Reported	Adjustments	As Restated

Change in fair value of derivative liabilities	$(3,377,583)	$3,309,502	$(68,081)
Total other income (expense)	(6,522,455)	3,309,502	(3,212,953)
Net loss	(7,759,775)	3,309,502	(4,450,273)
Basic and Diluted Loss Per Common Share	(0.08)	0.03	(0.05)

Consolidated Statement of Operations for the Period from June 30, 2004 (Date of Inception) through June 30, 2012

	As Previously Reported	Adjustments	As Restated

Change in fair value of derivative liabilities	$(3,222,223)	$3,309,502	$87,279
Total other income (expense)	(9,961,685)	3,309,502	(6,652,183)
Net loss	(26,895,051)	3,309,502	(23,585,549)

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012

	As Previously Reported	Adjustments	As Restated

Net loss	$(7,759,775)	$3,309,502	$(4,450,273)
Change in fair value of derivative liabilities	3,377,583	(3,309,502)	68,081
Net cash used in operating activities	(626,436)	-	(626,436)

Consolidated Statement of Cash Flows for the Period from June 30, 2004 (Date of Inception) through June 30, 2012

	As Previously Reported	Adjustments	As Restated

Net loss	$(26,895,051)	$3,309,502	$(23,585,549)
Change in fair value of derivative liabilities	3,222,223	(3,309,502)	(87,279)
Net cash used in operating activities	(3,307,232)	-	(3,307,232)

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

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $3,374,124 and $4,450,273 for the three months and the six months ended June 30, 2012 and $6,897,552 for the year ended December 31, 2011.  The Company also used cash of $626,436 and $1,083,443 in its operating activities during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  Through June 30, 2012, the Company has accumulated a deficit during the exploration stage of $23,585,549.  At June 30, 2012, the Company has a working capital deficit of $7,278,526 including current liabilities of $7,284,373.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 115,000 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  On various dates during the six  months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices through that date.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the price ratchet anti-dilution protection provisions.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

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

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset conversion price of the debentures is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the conversion price of these debentures has been further adjusted subsequent to June 30, 2012 pursuant to the price ratchet anti-dilution protection provisions.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 17 million shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $0.30 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the price ratchet anti-dilution protection provisions.

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

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 1.7 million shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $0.30 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the price ratchet anti-dilution protection provisions.

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

Note 9 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 8 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain price ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $2,637,891 at June 30, 2012 and $2,471,483 at December 31, 2011.  The Company has recorded a loss on the change in the derivative liability of $1,371,537 and $166,408 for the three months and the six months ended June 30, 2012, respectively, and recorded a gain on the change in the derivative liability of $1,215,900 for the three months and the six months ended June 30, 2011.

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

In June 2011, the Company issued warrants to acquire 7 million shares of common stock to its placement agent under a consulting agreement, all of which have been earned upon issuance.  The warrants are exercisable at $0.18 per share and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.

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

As discussed more fully in Notes 5 and 8 to these condensed consolidated financial statements, the Company issued warrants to purchase 18,815,000 shares of common stock at $0.30 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 7,000,000 shares of common stock at $0.18 per share that contain price ratchet anti-dilution protection.  During the six months ended June 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants to purchase 25,815,000 shares of common stock pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2012, the reset exercise price of the warrants is $0.0039 per share based on the lowest of the conversion prices.  As further explained in Note 15, the exercise price of these warrants has been further adjusted subsequent to June 30, 2012 pursuant to the price ratchet anti-dilution protection provisions.

Note 12 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,637,891	$-	$2,637,891

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$1,352,002	$-	$1,352,002

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

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

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6, 7 and 9 to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 8, 9 and 11 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $3,989,893, 2,011,276, and $2,825,909 as of June 30, 2012, March 31, 2012, and December 31, 2011, respectively.  We recognized non-cash losses from the change in fair value of these derivative liabilities of $1,254,317 and $68,081 for the three and six months ended June 30, 2012, respectively.  The change was caused by a decrease in the stock price between December 31, 2011 and June 30, 2012. We recognized non-cash gains from the change in fair value of these derivative liabilities of $1,349,520 and $1,312,339 for the three and six months ended June 30, 2011, respectively. The change was caused by an increase in the stock price between December 31, 2010 and June 30, 2011.

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

Liquidity and Capital Resources

During the year ended December 31, 2011 and the six months ended June 30, 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the year ended December 31, 2011 and the six months ended June 30, 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of several separate unsecured convertible promissory notes totaling $822,000, 3) a private placement of common stock and warrants in the aggregate amount of $90,000, 4) the issuance of a bridge loan note of $250,000, 5) the issuance of a secured convertible debenture of $100,000, 6) the issuance of a secured promissory note of $100,000, and 7) the issuance of an unsecured note for $15,000.  At June 30, 2012, we had $546 in cash. At June 30, 2012, we had a working capital deficit of $7,278,526, as compared to a deficit of $3,452,198 as of December 31, 2011. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The increase in the working capital deficit for the six months ended June 30, 2012 is principally due to 1) the issuance of new short-term debt totaling $2,400,000; 2) net decrease in debt discounts of approximately $1,100,000 principally related to amortization of discounts; 3) increases in accounts payable and accrued liabilities of approximately $760,000; 4) less debt conversions and debt payments of approximately $445,000, and 5) decrease in current assets of approximately $17,000.  In addition, we have total stockholders’ deficit of $2,467,152 at June 30, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, a decrease in the stockholders’ equity (deficit) of $2,666,706.  The decrease for the six months ended June 30, 2012 is principally due to net losses of approximately $4.45 million, offset by the value of common stock issued for debt conversions, property acquisition, and services of approximately $1.78 million.

Our operations used net cash of $626,436 during the six months ended June 30, 2012 compared to $879,471 of net cash used during the six months ended June 30, 2011.  Net cash used in operating activities during the six months ended June 30, 2012 consisted of our net loss of $4,450,273, less non-cash expenses of the change in fair value of derivative liabilities of $68,081, stock-based compensation of $189,797, amortization of deferred financing costs and discount on convertible notes of $2,731,696, depreciation expense of $2,067 and accretion of asset retirement obligations of $114, and further reduced by non-cash changes in working capital of $832,082.

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

ITEM 6.  EXHIBITS

10.01	Securities Purchase Agreement, dated as of April 27, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.02	Form of Convertible Promissory Note, issued April 27, 2012 to Asher Enterprises, Inc. †

10.03	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc. †

10.04	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.05	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc. †

10.06	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC †

10.07	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC †

10.08	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc. †

10.09	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc. †

10.10	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc †

10.11	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc †

10.12	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc †

10.13	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd. †

10.14	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd. †

10.15	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC †

10.16	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel †

10.17	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel †

10.18	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc. †

10.19	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc. †

10.20	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc. †

10.21	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc. †

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document *

101 SCH	XBRL Taxonomy Extension Schema Document *

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101 LAB	XBRL Taxonomy Extension Label Linkbase Document *

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
____________________
†	Incorporate by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed by Worthington Energy, Inc. on August 20, 2012.

*
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