Form 10-Q
period 2012-09-30
WORTHINGTON ENERGY, INC.
filed 2012-11-19
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, issuer had 42,962,540 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Worthington Energy, Inc. (formerly Paxton Energy, Inc.), has included its unaudited condensed consolidated balance sheets as of September 30, 2012, and December 31, 2011 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, and for the period from June 30, 2004 (date of inception) through September 30, 2012, unaudited condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2012, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, and for the period from June 30, 2004 (date of inception) through September 30, 2012, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2011, included in its annual report on Form 10-K.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$13,533	$1,552
Receivable from attorneys' trust accounts	-	668
Prepaid expenses and other current assets	8,767	20,276
Total Current Assets	22,300	22,496

Property and Equipment, net of accumulated depreciation	15,259	14,211
Oil and gas properties, using full cost accounting	8,588,374	6,286,449
Deferred financing costs	320,000	199,451
Earnest money deposit	100,000	-
Other assets	14,610	14,610

Total Assets	$9,060,543	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$310,775	$463,499
Accrued liabilities	1,302,166	1,047,005
Payable to Ironridge Global IV, Ltd.	1,105,030	-
Payable to well operators	15,787	114,538
Payable to related parties	5,000	9,400
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	611,975	64,218
Secured notes payable, net of discount	1,733,121	500,000
Convertible debentures, net of discount	2,535,611	917,812
Accrued registration rights penalties and interest	14,067	13,222
Total Current Liabilities	7,633,532	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,231	37,060
Derivative liabilities	7,287,240	2,825,909
Total Long-Term Liabilities	7,324,471	2,862,969

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 31,363,819 and 6,469,962 shares issued and outstanding, respectively	31,364	6,470
Additional paid-in capital	21,956,957	19,328,360
Deficit accumulated during the exploration stage	(27,885,781)	(19,135,276)
Total Stockholders' Equity (Deficit)	(5,897,460)	199,554

Total Liabilities and Stockholders' Equity (Deficit)	$9,060,543	$6,537,217

The accompanying notes are an integral part of these condensed consolidated financial statements

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period from
					June 30, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

Oil and gas revenues, net	$-	$-	$-	$5,654	$370,437

Costs and Operating Expenses
Lease operating expenses	3,583	-	3,583	3,310	152,395
Impairment loss on oil and gas properties	-	-	-	-	3,847,192
Accretion of asset retirement obligations	57	86	171	259	8,925
General and administrative expense	402,457	312,306	1,449,866	1,331,818	5,827,657
Share-based compensation	88,768	93,023	278,565	3,666,148	7,962,499
Total costs and operating expenses	494,865	405,415	1,732,185	5,001,535	17,798,668

Loss from operations	(494,865)	(405,415)	(1,732,185)	(4,995,881)	(17,428,231)

Other income (expense)
Interest income	-	-	-	-	63,982
Change in fair value of derivative liabilities	(3,094,402)	641,388	(3,162,483)	1,953,727	(3,007,123)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	-	-	24,000
Interest expense	(215,643)	(89,779)	(628,819)	(162,301)	(1,460,270)
Amortization of deferred financing costs	(25,000)	(118,485)	(224,451)	(186,061)	(556,688)
Amortization of discount on convertible debentures and notes and other debt	(470,322)	(292,679)	(3,002,567)	(560,190)	(5,521,451)
Total other income (expense)	(3,805,367)	140,445	(7,018,320)	1,045,175	(10,457,550)

Net Loss	$(4,300,232)	$(264,970)	$(8,750,505)	$(3,950,706)	$(27,885,781)

Basic and Diluted Loss Per Common Share	$(0.19)	$(0.04)	$(0.63)	$(0.95)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,099,430	6,037,222	13,936,167	4,175,236

The accompanying notes are an integral part of these condensed consolidated financial statements

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2012
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2011	6,469,962	$6,470	$19,328,360	$(19,135,276)	$199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to September 2012, $0.0259 to $0.322 per share	8,691,900	8,692	987,348	-	996,040

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012 at $0.38 per share and August 2012 at $0.07 per share	4,500,000	4,500	1,008,000	-	1,012,500

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.40 per share	100,000	100	39,900	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012 to September 2012, estimated at $0.0326 per share	8,625,000	8,625	272,723	-	281,348

Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debenture and common stock purchased under an Equity Investment Agreement, September 2012, weighted average of $0.047 per share	1,181,818	1,182	66,356	-	67,538

Issuance of common stock to Charles Volk and other persons designated by Mr. Volk pursuant to the Change of Control and Recapitalization Agreement, August 2012, $0.07 per share	1,000,000	1,000	69,000	-	70,000

Issuance of common stock for services, June and August 2012, $0.076 to $0.098 per share	406,250	406	38,137	-	38,543

Issuance of common stock to officers and directors in satisfaction of certain amounts owed to them, August 2012, $0.045 per share	388,889	389	17,111	-	17,500

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	130,022	-	130,022

Net loss	-	-	-	(8,750,505)	(8,750,505)

Balance - September 30, 2012	31,363,819	$31,364	$21,956,957	$(27,885,781)	$(5,897,460)

The accompanying notes are an integral part of these condensed consolidated financial statements

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2012	2011	September 30, 2012

Cash Flows From Operating Activities
Net loss	$(8,750,505)	$(3,950,706)	$(27,885,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	-	-	3,847,192
Share-based compensation for services	278,565	3,666,148	7,962,499
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	3,227,018	746,251	6,078,138
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	171	259	8,925
Depreciation expense	3,273	1,027	10,088
Change in fair value of derivative liabilities	3,162,483	(1,953,727)	3,007,123
Changes in assets and liabilities:
Accounts receivable	-	-	16,818
Prepaid expenses and other current assets	11,509	(8,748)	(8,767)
Other assets	-	(14,610)	(14,610)
Accounts payable and accrued liabilities	1,126,100	545,411	3,067,256
Payable to related parties	(4,400)	(25,000)	5,000
Accrued registration rights penalties and interest	845	842	304,381
Net Cash Used In Operating Activities	(944,941)	(992,853)	(3,625,737)

Cash Flows From Investing Activities
Acquisition of oil and gas properties	(214,425)	(1,523,563)	(3,654,503)
Earnest money deposit	(100,000)	-	(100,000)
Purchase of property and equipment	(4,321)	(15,514)	(25,347)
Net Cash Used In Investing Activities	(318,746)	(1,539,077)	(3,779,850)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	50,000	90,000	3,184,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock	1,400,668	215,000	2,975,000
Proceeds from issuance of convertible debentures	-	2,550,000	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial
conversion features and common stock	-	-	180,000
Payment of deferred financing costs	(50,000)	(374,000)	(456,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on notes payable	(125,000)	-	(200,250)
Net Cash Provided By Financing Activities	1,275,668	2,481,000	7,419,120
Net Increase (Decrease) In Cash And Cash Equivalents	11,981	(50,930)	13,533
Cash and Cash Equivalents At Beginning Of Period	1,552	53,421	-
Cash and Cash Equivalents At End Of Period	$13,533	$2,491	$13,533

Supplemental Cash Flow Information - Note 13
The accompanying notes are an integral part of these condensed consolidated financial statements

WORTHINGTON ENERGY, INC.
FORMERLY PAXTON ENERGY, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  The new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.  On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).  The Company held its annual meeting of stockholders on October 12, 2012, at which the Company’s stockholders approved a proposal a 1-for-10 reverse common stock split (the Reverse Stock Split).  The market effective date of the Reverse Stock Split was November 2, 2012.  As further described to Note 10 to these condensed consolidated financial statements, all references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the Reverse Stock Split have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted.

Nature of Operations – As further described in Note 2 to these condensed consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  The Company owns oil and gas properties in the Cooke Ranch prospect in LaSalle County, Texas, where the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.   In May 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, in certain oil and gas leases in the Gulf of Mexico.  And in March 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC consisting of a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease.

The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2011, and for the period from June 30, 2004 (date of inception) through December 31, 2011, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations for the three months ended September 30, 2012 and 2011, and its consolidated results of operations and cash flows for the nine months ended September 30, 2012 and 2011 and for the period from June 30, 2004 (date of inception), through September 30, 2012.  The results of operations for the three months and the nine months ended September 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $4,300,232 and $8,750,505 for the three months and the nine months ended September 30, 2012 and $6,897,552 for the year ended December 31, 2011.  The Company also used cash of $944,941 and $1,083,443 in its operating activities during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  Through September 30, 2012, the Company has accumulated a deficit during the exploration stage of $27,885,781.  At September 30, 2012, the Company has a working capital deficit of $7,611,232 including current liabilities of $7,633,532.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options, warrants, and stock awards to acquire 4,789,695 shares of common stock; the promissory notes and debentures convertible into 157,211,110 shares of common stock; shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 21,971,831 shares; or the 33,892,433 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at September 30, 2012.  None of the options and warrants to acquire 4,257,695 shares of common stock, or the promissory notes and debentures convertible into 2,579,364 shares of common stock were included in the computation of diluted loss per share at September 30, 2011.

Fair Values of Financial Instruments – The carrying amounts reported in the condensed consolidated balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to Ironridge Global IV, Ltd., payable to well operators, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, secured notes payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note 9 to these condensed consolidated financial statements.

Recently Issued Accounting Statements – In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning January 1, 2013. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

Note 2 - Oil and Gas Acquisition Agreements and Operations

Black Cat Purchase and Sale Agreement

On March 5, 2012, the Company entered into a First Amendment to Purchase and Sale Agreement with Black Cat Exploration & Production LLC (“Black Cat”), which amended the Purchase and Sale Agreement for Oil & Gas Properties and Related Assets entered into between the Company and Black Cat on November 14, 2011 (the “Black Cat Agreement”).  As amended, the Black Cat Agreement provided for Black Cat to sell the Company all rights, title and interest that Black Cat owns in certain wells in the Gulf of Mexico in exchange for $175,000, a junior promissory note in the amount of $1,075,000, of which $100,000 was due on May 31, 2012 and the balance payable on the later date of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well, and the issuance of 4,500,000 shares of the Company’s common stock.

On March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 4.5 million shares of common stock, of which 2,250,000 shares were issued to Black Cat at the time of closing and the remaining 2,250,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest has been capitalized in the amount of $2,301,925, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $0.38 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $0.07 per share at the time of connecting the well), and $39,425 in acquisition and other costs.  Production commenced as of August 29, 2012.

As further described in Note 14 to these condensed consolidated financial statements, the Company entered into an employment agreement effective April 26, 2012 with Anthony Mason to serve as the Chief Executive Officer and President of the Company.  Mr. Mason is the sole owner of Black Cat.

Montecito Asset Sale Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 1,500,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of September 30, 2012.

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

Texas Oil and Gas Operations

Commencing in the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated in oil and gas exploration and development activities in Texas, principally with Bayshore in La Salle County, Texas.  During 2005, the Company acquired from Bayshore a 31.75% working interest (23.8125% net revenue interest) in the Cooke Ranch prospect, consisting of approximately 8,883 acres.  During 2006, the Company entered into an agreement with Exploration L.L.C. (Bayshore) to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75% working interest in approximately 2,268 acres.  Additionally during 2006, the Company entered into a Joint Exploration Agreement with Bayshore covering the 8,883 acres of the Cooke Ranch prospect. The Exploration Agreement provides for the Company and Bayshore to join together for the purpose of drilling exploratory wells and performing studies of the Cooke Ranch prospect acreage and acquiring additional prospective oil and gas properties on which to explore for, develop, and produce oil and gas.  During 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the exploration agreement.  The Company exercised its right to purchase its proportionate share (31.75%) of that lease and paid Bayshore for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retained approximately a 4% fully carried working interest in the Cartwright No. 3 well drilled on the new lease by third parties.

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At September 30, 2012, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  At September 30, 2012, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

At September 30, 2012 and December 31, 2011, oil and gas properties, net of impairment losses recognized, consist of the following:

	September 30,	December 31,
	2012	2011

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	2,301,925	-
Leasehold interest costs - Texas	505,663	505,663
Exploration agreement cost - Texas	1,200	1,200
Geological and geophysical costs - Texas	81,023	81,023
Wells - Texas	-	-

	$8,588,374	$6,286,449

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Accrued salaries	$356,008	$573,644
Accrued payroll taxes	81,686	54,215
Accrued director fees	68,533	35,533
Accrued interest	793,439	381,113
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,302,166	$1,047,005

As more fully described in Note 4 to these condensed consolidated financial statements, certain creditors of the Company sold their receivables to Ironridge Global IV, Ltd.  Included in the amounts sold were accrued compensation of $392,142 and accrued interest of $86,312.

Note 4 – Payable to Ironridge Global IV, Ltd.

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge had purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case was Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

The Order provided for the immediate issuance by the Company of 1,015,000 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge will retain 100,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the sum of the Claim Amount plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every 420,000 shares of the Company's common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 7,710,000 shares of common stock during the six months ended September 30, 2012.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.

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

The total issuances of 8,725,000 has been accounted for as 1) the issuance of 100,000 shares for fees in connection with the settlement transaction and 2) the issuance of 8,625,000 shares in settlement of liabilities acquired by Ironridge.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  As described above, the Final Amount of shares to be issued will be equal to (a) the sum of the Claim Amount plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  Through September 30, 2012, based on this calculation, the settlement price per share would be $0.0326 and would require the ultimate issuance of an estimated 42,517,433 shares of common stock.  However, as discussed above, the actual number of shares of common stock that will be issued will depend of the average VWAP for the entire Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has accounted for the issuance of the 8,625,000 shares of common stock as settlement of a proportional amount of the Claim Amount, or an estimated $281,348 of liabilities.  The remaining liability to Ironridge as of September 30, 2012 is recorded on the condensed consolidated balance sheet in the amount of $1,105,030.

Note 5 - Notes Payable

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes accrued interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and were secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010, but were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constituted events of default under the notes.  Upon the occurrence of an event of default, the note holders had the right to exercise their rights under the security agreement associated with the notes.  These rights included, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiffs were seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  In March 2012, the plaintiffs sold their claims against the Company to Ironridge.  As further explained Note 4 to these condensed consolidated financial statements, in March 2012 the Company and Ironridge entered into a stipulation to settle this and other claims acquired by Ironridge through the issuance of the Company’s common stock to Ironridge.  As a result of these transactions, the plaintiffs have dismissed the lawsuit.

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

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 11,500 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $3.00 per share.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  On various dates during the nine months ended September 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2012, the reset exercise price of the warrants is $0.0259 per share based on the lowest of the conversion prices through that date.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

A summary of notes payable at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011

2008 secured promissory notes to six individuals	$-	$300,000
2009 unsecured promissory notes to former officers	-	30,000
March 2011 advance	-	15,000

	$-	$345,000

Note 6 - Unsecured Convertible Promissory Notes Payable

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through September 2012, the Company has issued twelve unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $455,000.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. Through December 2011, the Company received notices of conversion of notes totaling $160,000 and accrued interest of $6,400, which were converted into 574,262 shares of common stock, or a weighted-average conversion price of $0.290 per share.  During the nine months ended September 30, 2012, the Company received notices of conversion of notes totaling $150,000 and accrued interest of $6,000, which were converted into 2,961,841 shares of common stock, or a weighted-average conversion price of $0.0527 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $620,719 for the twelve notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $106,212 for the three months ended September 30, 2012 and $284,047 for the nine months ended September 30, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $45,751 for the three months ended September 30, 2011 and $105,468 for the nine months ended September 30, 2011.  The carrying amount of these convertible promissory notes is $44,510 at September 30, 2012, representing their unconverted face amount of $145,000 less the unamortized discount of $100,490.  The carrying amount of these convertible promissory notes was $32,801 at December 31, 2011, representing their unconverted face amount of $120,000 less the unamortized discount of $87,199.

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through September 2012, the Company received proceeds pursuant to five unsecured convertible promissory notes to GEL Properties, LLC (GEL), an unaffiliated entity.  Proceeds from the convertible promissory notes totaled $375,000.  Additionally, in August 2012 GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2012, the Company received notices of conversion of notes totaling $241,750 and accrued interest of $4,826, which were converted into 4,627,526 shares of common stock, or a weighted-average conversion price of $0.053 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $398,002 for the six notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $115,384 for the three months ended September 30, 2012 and $226,380 for the nine months ended September 30, 2012.  The carrying amount of these convertible promissory notes is $57,662 at September 30, 2012, representing their unconverted face amount of $208,250 less the unamortized discount of $150,588.  The carrying amount of the convertible promissory note was $26,305 at December 31, 2011, representing its unconverted face amount of $75,000 less the unamortized discount of $48,695.

In September 2012, the Company received proceeds pursuant to an unsecured convertible promissory note to Prolific Group, LLC (Prolific), an unaffiliated entity.  Proceeds from the convertible promissory note were $20,000.  Additionally, in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders and in September 2012 purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2012, the Company received a notice of conversion of $15,000, which was converted into 375,940 shares of common stock, or a weighted-average conversion price of $0.04 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $52,045 for the four notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $424 for the three months and nine months ended September 30, 2012.  The carrying amount of these convertible promissory notes is $33,888 at September 30, 2012, representing their unconverted face amount of $85,000 less the unamortized discount of $51,112.

Various Other Individuals and Entities

Commencing in November 2011 and continuing through April 2012, the Company has issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes total $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are due on dates ranging from August 1, 2012 to October 26, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2012, the Company received a notice of conversion of one note of $25,000 and accrued interest of $211, which was converted into 171,038 shares of common stock, or $0.147 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $528,240 for the thirteen notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,244 for the three months ended September 30, 2012 and $490,964 for the nine months ended September 30, 2012.  Three of these notes were sold to Prolific in July 2012, as disclosed above.  The carrying amount of these convertible promissory notes is $237,119 at September 30, 2012, representing their unconverted face amount of $242,000 less the unamortized discount of $4,881.  The carrying amount of these convertible promissory notes is $5,112 at December 31, 2011, representing their unconverted face amount of $52,000 less the unamortized discount of $46,888.  As of November 12, 2012, two notes with principal totaling $140,000 have been converted into common stock and the remaining notes with principal totaling $102,000 have not been paid and are in default.

Haverstock Master Fund, LTD and Common Stock, LLC

Upon execution of an equity facility with Haverstock Master Fund, LTD (Haverstock) in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.  The implementation fee, legal fees, and due diligence fees have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet.  In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes mature on March 22, 2013 and bear interest at the rate of 8% per annum.  The Company is not required to make any payments until the maturity date.  These noteholders are  permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed torestrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The total fair value of this beneficial conversion feature has been estimated at $546,872, which has been recorded as a discount to the carrying amount of the convertible promissory note.  To the extent that the fair value of the beneficial conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discount will be amortized over the period from the issuance date to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discount in the amount of $102,100 for the three months ended September 30, 2012 and $279,672 for the nine months ended September 30, 2012.  The carrying amount of these convertible promissory notes is $102,800 at September 30, 2012, representing their unconverted face amount of $370,000 less the unamortized discount of $267,200.

Three Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 100,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $0.10 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 7 to these condensed consolidated financial statements.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 25,000 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are being amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $14,037 for the three months and nine months ended September 30, 2012.  The carrying amount of these promissory notes is $135,996 at September 30, 2012, representing their unconverted face amount of $143,750 less the unamortized discount of $7,754.  As of November 12, 2012, these two notes have not been paid and are in default.

A summary of unsecured convertible promissory notes at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Asher Enterprises, Inc.	$145,000	$100,490	$44,510	$120,000	$87,199	$32,801
GEL Properties, LLC	208,250	150,588	57,662	75,000	48,695	26,305
Prolific Group, LLC	85,000	51,112	33,888	-	-	-
Various Other Individuals and Entities	242,000	4,881	237,119	52,000	46,888	5,112
Haverstock Master Fund, LTD and Common Stock, LLC	370,000	267,200	102,800	-	-	-
Three Individuals	143,750	7,754	135,996	-	-	-

	$1,194,000	$582,025	$611,975	$247,000	$182,782	$64,218

Note 7 - Secured Notes Payable

Montecito Offshore, L.L.C.

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

Bridge Loan Note

On March 6, 2012, the Company issued a secured bridge loan note in the amount of $277,500 and issued a warrant to purchase 125,000 common stock of the Company to an individual.  Proceeds to the Company from this loan were $250,000.  The bridge loan note bears interest at 11% per annum and the Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  The bridge loan note is secured by a deed of trust on certain oil and gas properties acquired from Black Cat as described in Note 2.  The warrants have an exercise price of $1.50 per share and expire on December 31, 2016.  In the event of default, the note holder is entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note will be increased by $27,500.  This note was not repaid by May 5, 2012 and is in default.  Accordingly, the principal amount of the note has been increased by $27,500 to $305,000.  In June 2012, the noteholder sold a 50% interest in this note to another entity and during July and September 2012, the noteholder sold an additional $115,000 of the note’s principal to GEL and to Prolific, as disclosed in Note 6 to these condensed consolidated financial statements.  The unpaid balances of the notes sold to other other entities continue to be secured by a deed of trust on certain oil and gas properties acquired from Black Cat.  Additionally, as described in Note 6, proceeds from an unsecured promissory note were used to reduce the balance by $100,000.  The combined remaining balances of this note are $90,000 at September 30, 2012.

Upon issuance, the Company determined the fair value of the warrants was $8,639 and recorded a corresponding discount to the convertible debentures.  The Company also recorded $27,500 as the original issue discount on this note.  The total discount of $36,139 has been amortized over the sixty day term of the note.  The Company recognized interest expense from the amortization of the discount in the amount of $36,139 for the nine months ended September 30, 2012.

Black Cat Exploration & Production, LLC

As further described in Note 2, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the agreement, as amended, the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  Production commenced on the well on August 29, 2012.  Consequently, this note is in default.  The Company has paid $25,000 toward the principal of this note during the three months ended June 30, 2012 and has paid an additional $200,000 subsequent to September 30, 2012.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the bridge loan note described above.

What Happened LLC

On April 19, 2012, the Company issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from What Happened LLC.  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, the Company granted the investor a security interest in all of the Company’s prospective 6% working interest in the Alvey Lease.  The Company agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The secured promissory note was not repaid by the due date and is in default.

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

La Jolla Cove Investors, Inc.

The Company and La Jolla Cove Investors, Inc. (La Jolla) entered into a Securities Purchase Agreement (the SPA) dated as of April 30, 2012 (the Closing Date).  Pursuant to the SPA, the Company issued La Jolla a Convertible Debenture in the amount of $200,000 (the Convertible Debenture) and an Equity Investment Agreement (the Equity Investment Agreement) in exchange for $100,000 in cash and a Secured Promissory Note (the Promissory Note) from La Jolla in the amount of $100,000 which is due on demand by the Company at any time after April 30, 2013.  La Jolla is required to repay the Promissory Note on January 25, 2013 if certain conditions are met at that date.

Pursuant to the Convertible Debenture, the Company agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum. The number of shares into which the Convertible Debenture can be converted is equal to the dollar amount being converted, divided by the quotient of the Conversion Price divided by 10, plus the dollar amount of the Convertible Debenture being converted divided by the Conversion Price.  The Conversion Price is defined as equal to the lesser of (i) $4.50 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla. If on the date La Jolla delivers a conversion notice, the applicable conversion is below $0.20 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued through September 30, 2012.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of the Company’s Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $0.20 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

On September 10, 2012, La Jolla sent the Company a notice of conversion of $5,000 of the Convertible Debenture and a notice of purchase of $50,000 under the Equity Investment Agreement.  Pursuant to this notification, the Company issued 1,181,818 shares of common stock as a weighted average price of $0.047 per share.

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

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $165,086, which has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $24,412 for the three months ended September 30, 2012 and $38,207 for the nine months ended September 30, 2012.  The carrying amount of this Convertible Debenture is $(31,879) at September 30, 2012, representing the unconverted face amount of $195,000, less the unamortized discount of $126,879 and less the note receivable due from La Jolla in the amount of $100,000.

A summary of secured notes payable at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Black Cat Exploration & Production, LLC	$1,050,000	$-	$1,050,000	$-	$-	$-
Montecito Offshore, L.L.C..	500,000	-	500,000	500,000	-	500,000
Bridge Loan Note	90,000	-	90,000	-	-	-
What Happened LLC	125,000	-	125,000	-	-	-
La Jolla Cove Investors, Inc.	95,000	126,879	(31,879)	-	-	-

	$1,860,000	$126,879	$1,733,121	$500,000	$-	$500,000

Note 8 - Convertible Debentures and Related Warrants

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 20,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, mature one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price originally set at $1.50 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $618,332 as of September 30, 2012.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the nine months ended September 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2012, the reset conversion price of the debentures is $0.0259 per share based on the lowest of the conversion prices.  In August 2012, one of the debenture holders converted $14,389 of its debentures into 555,555 shares of common stock at the reset conversion price of $0.0259 per share.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 1,700,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $3.00 per share.  The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the nine months ended September 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2012, the reset exercise price of the warrants is $0.0259 per share based on the lowest of the conversion prices.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $1,632,188 for the nine months ended September 30, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $218,914 for the three months ended September 30, 2011 and $286,638 for the period from the issuance of the debentures in May 2011 through September 30, 2011.  The carrying amount of the convertible debentures is $2,535,611 at September 30, 2012, representing their unconverted face amount since the discount is now fully amortized.  The carrying amount of the convertible debentures was $917,812 at December 31, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $1,632,188.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 170,000 shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $3.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the nine months ended September 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2012, the reset exercise price of the warrants is $0.0259 per share based on the lowest of the conversion prices.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $199,451 for the nine months ended September 30, 2012.  The Company amortized deferred financing costs in the amount of $118,485 for the three months ended September 30, 2011 and $186,061 for the period from the issuance of the debentures in May 2011 through September 30, 2011.

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

Note 9 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 8 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain price ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $5,265,693 at September 30, 2012 and $2,471,483 at December 31, 2011.  The Company has recorded a loss on the change in the derivative liability of $2,656,532 and $2,822,940 for the three months and the nine months ended September 30, 2012, respectively, and recorded a gain on the change in the derivative liability of $654,335 and $1,870,234 for the three months and the nine months ended September 30, 2011, respectively.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 46% in year one to a high of 110% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Notes 6, 7, and 8 to these condensed consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities and individuals which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 46% in year one to a high of 110% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

The fair value of the embedded derivatives for unconverted notes was estimated to be $2,021,547 and $354,426 as of September 30, 2012 and December 31, 2011, respectively.  The Company recognized a loss from the change in fair value of these derivative liabilities of $437,870 and $339,543 for the three months and the nine months ended September 30, 2012, respectively. The Company recognized a loss from the change in fair value of these derivative liabilities of $12,947 for the three months ended September 30, 2011 and a gain of $83,493 for the nine months ended September 30, 2011.

Note 10 – Common Stock

Reverse Stock Split

On October 12, 2012, the shareholders of the Company approved a 1-for-10 reverse common stock split.  The market effective date of the reverse stock split is November 2, 2012.  All references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to these reverse stock splits have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented, unless otherwise noted.

Issuance of Common Stock under Change of Control Agreement

On March 17, 2010, the Company entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the Change of Control Agreement).  Among other things, the Change of Control Agreement provided for the Company to issue 6,270,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000.  In July 2011, the Company and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 1,000,000.  On August 30, 2012, the I-1 well in the Mustang Island 818-L lease was connected to the main offshore pipeline of the Six Pigs Processing facility.  Management of the Company deemed this event to meet the requirements for the issuance of the 1,000,000 shares of common stock under the Change of Control Agreement.  The issuance of common stock has been recorded as share-based compensation and recorded at $70,000, or $0.07 per share, based on the most recent closing price of the common stock at the time of connecting the well.

Issuance of Common Stock for Services

On June 1, 2012, the Company issued 56,250 shares of common stock to a consulting firm and its owner as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $5,343, or $0.095 per share, the closing price of the common stock on the date the issuance was made.

On June 21, 2012, the Company issued 300,000 shares of common stock to a consulting firm as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $29,400, or $0.098 per share, the closing price of the common stock on the date the issuance was made.

On August 22, 2012, the Company issued 50,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $3,800, or $0.076 per share, the closing price of the common stock on the date the issuance was made.

Issuance of Common Stock to Officers and Directors

On June 6, 2012, the Board of Directors authorized the issuance of common stock to certain officers and directors in satisfaction for monies owed to them.  Pursuant to this authorization, the Company issued 388,889 shares of common stock to four individuals.  The stock was valued at $17,500, or $0.045 per share, the amounts stated in the Board resolution.

Issuance of Common Stock to Officers

Effective June 3, 2011, the Board of Directors approved the issuance of 1,575,000 shares of common stock to two of the executive officers of the Company as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $1.90 per share, the closing price of the common stock on the date the issuance was authorized.

Issuance of Common Stock for Legal and Consulting Services

On May 5, 2011, the Company issued 20,000 shares of common stock to a law firm as compensation for legal services rendered to the Company.  For accounting purposes, this issuance has been recorded at $50,000, or $2.50 per share, the closing price of the common stock on the date the issuance was made.

On August 23, 2011, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 50,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $34,950, or $0.699 per share, the closing price of the common stock on the date of the contract.

On September 22, 2011, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 50,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $17,450, or $0.349 per share, the closing price of the common stock on the date of the contract.

Issuance of Common Stock and Warrants for Cash

During the nine months ended September 30, 2011, the Company sold 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock.  The warrants are exercisable at $4.50 per share and expire on August 31, 2013.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

Note 11 - Stock Options and Warrants

Stock Options and Compensation-Based Warrants

On June 29, 2010, the stockholders of the Company approved the adoption of the 2010 Stock Option Plan.  The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company.  Generally, options granted under the plan may not have a term in excess of ten years.  Upon adoption, the Plan reserved 2,000,000 shares of the Company’s common stock for issuance there under.

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

A summary of stock option and compensation-based warrant activity for the nine-month period ended September 30, 2012 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	1,805,000	$2.13	6.1 years	$-
Granted or issued	295,000	1.65
Expired or forfeited	(135,000)	1.50

Outstanding at September 30, 2012	1,965,000	1.47	4.2 years	$41,370

Exercisable at September 30, 2012	1,939,999	$1.45	4.2 years	$41,370

During the nine months ended September 30, 2012, the Company granted options and issued compensation-based warrants to certain consultants to acquire an aggregate of 295,000 shares of common stock at exercise prices ranging from $1.50 to $2.50 per share.  Of these options and compensation-based warrants, 235,000 vested immediately and 60,000 vest over twelve months.

During the nine months ended September 30, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 125,000 shares of common stock at $3.00 per share.  Of these options, 41,673 vested immediately and 83,327 vest over periods of up to two years.  Additionally, during the nine months ended September 30, 2011, options to acquire 350,000 shares of common stock were modified to reduce the exercise price from $3.80 to $3.00 per share and options to acquire 150,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.  Furthermore, effective August 31, 2011, the Company issued warrants to an officer to acquire 5,000 shares of common stock in connection with his release from his employment agreement.  These warrants are exercisable at $2.00 per share and expire three years after issuance.  In June 2011, the Company issued warrants to acquire 700,000 shares of common stock to its placement agent under a consulting agreement, all of which were earned upon issuance.  The warrants were originally exercisable at $1.80 per share and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.

With the exception of the warrant to acquire 700,000 shares of common stock issued in June 2011 to the placement agent, the fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the nine months ended September 30, 2012 was $0.281 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the nine months ended September 30, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options and compensation based warrants granted during the nine months ended September 30, 2011 was $1.732 per share.  The weighted-average assumptions used for the options and compensation-based warrants granted during the nine months ended September 30, 2011 were risk-free interest rate of 1.53%, volatility of 236%, expected life of 5.0 years, and dividend yield of zero.

Additionally, during the nine months ended September, 2012, the Company granted stock awards of 80,000 shares of common stock to a consulting firm and one of its principals.  The stock awards were scheduled to vest on a monthly basis over eight months of service.  The value of the stock awards was calculated on the grant date based on the closing price of the stock ($0.50 per share) and is being recognized as stock-based compensation over the vesting period.  However, the services of the consulting firm terminated after one month of service and remainder of the award was forfeited.  The common stock subject to these stock awards have not been issued and is not included in the issued and outstanding common stock.

For the three-month periods ended September 30, 2012 and 2011, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $14,968 and $40,623, respectively.  For the nine-month periods ended September 30, 2012 and 2011, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $130,022 and $571,248.  As of September 30, 2012, there was approximately $41,000 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 0.69 years.  The intrinsic values at September 30, 2012 are based on a closing price of $0.085 per share.

Other Stock Warrants

A summary of other stock warrant activity for the nine-month period ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2011	2,309,695	$3.24	3.9 years	$-
Issued	505,000	1.15
Expired or canceled	-	-

Outstanding at September 30, 2012	2,814,695	$0.88	3.3 years	$111,197

As discussed more fully in Notes 5 and 8 to these condensed consolidated financial statements, the Company issued warrants to purchase 1,881,500 shares of common stock at $3.00 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 700,000 shares of common stock at $1.80 per share that contain price ratchet anti-dilution protection.  During the nine months ended September 30, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants to purchase 2,581,500 shares of common stock pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2012, the reset exercise price of the warrants is $0.0259 per share based on the lowest of the conversion prices.

Note 12 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,265,693	$-	$5,265,693

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$2,021,547	$-	$2,021,547

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

As further described in Note 9, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 13 - Supplemental Cash Flow Information

During the nine months ended September 30, 2012, the Company had the following noncash investing and financing activities:

●	The Company issued 2,961,841 shares of common stock to Asher as a result of the conversion of $150,000 of principal of 8% convertible promissory notes and $6,000 of related accrued interest.
●	The Company issued 4,627,526 shares of common stock to GEL as a result of the conversion of $241,750 of principal of 6% convertible promissory notes and $4,826 of related accrued interest.
●	The Company issued 375,940 shares of common stock to Prolific as a result of the conversion of $15,000 of principal of 6% convertible promissory notes.
●	The Company issued 171,038 shares of common stock as a result of the conversion of $25,000 of principal of 8% convertible promissory notes and $211 of related accrued interest.
●
The Company issued 1,000,000 shares of common stock to La Jolla as a result of the conversion of $5,000 of principal of 4.75% convertible debentures in connection with La Jolla debenture conversion and common stock purchase under the Equity Investment Agreement.

●	The Company issued 555,555 shares of common stock to a debenture holder as a result of the conversion of $14,389 of principal of convertible debentures.
●
The Company issued 4,500,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

●
Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

●	The Company issued 8,625,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $281,348 of the liability that it had acquired from the Company’s creditors.

●	The Company issued 388,889 shares of common stock to certain officers and directors in satisfaction of $17,500 of the liability owed to them by the Company.
●	The Company issued a convertible promissory note to Haverstock in payment of deferred financing costs totaling $295,000, which are recorded in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2011, the Company had the following noncash investing and financing activities:

●	The Company issued 295,664 shares of common stock as a result of the conversion of $140,000 of principal of 9% convertible promissory notes and $10,788 of related accrued interest.
●
The Company issued 289,845 shares of common stock as a result of the conversion of $99,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $4,800 of related accrued interest.

●
The Company issued 308,439 shares of common stock as a result of the conversion of $150,000 of principal of 6% convertible promissory notes with an unaffiliated entity and $4,219 of related accrued interest.

●
The Company issued 1,500,000 shares of common stock and a subordinated promissory note in the amount of $500,000 in connection with its acquisition of certain oil and gas leases from Montecito Offshore, L.L.C.

●
In connection with the sale of convertible debentures and warrants, the Company issued five-year warrants to its placement agent to acquire 170,000 shares of common stock.  These warrants had a fair value of $125,688, which was capitalized as deferred financing costs.

●	The Company issued 40,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.

The Company paid $45,800 and $12,205 for interest during the nine months ended September 30, 2012 and 2011, respectively.

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

Furthermore, upon the Company achieving 500 BOEPD, Mr. Mason shall be entitled to the use of a Company-leased Jaguar XJ or other comparable lease.  Mr. Mason shall also receive stock options to purchase 300,000 shares of the Company’s common stock, with 75,000 of the options vesting on the first anniversary and 6,250 of the options vesting each month thereafter for a period of 36 months. In addition, Mr. Mason is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

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

Note 15 - Subsequent Events

Purchase and Sale Agreement for Overriding Royalties

On November 1, 2012, the Company sold its 2% overriding royalty interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, for $500,000.  Proceeds from the sale were used as follows:  1) $200,000 was paid to Black Cat to reduce the principal balance of the junior secured promissory note further described in Note 7 to these condensed consolidated financial statements; 2) $200,000 was disbursed to the Company for working capital purposes; 3) $70,000 was retained in escrow pending the recorded release of the mortgage securing the secured bridge loan note also described in Note 7; and 4) $30,000 was disbursed to legal counsel for amounts owed.

Issuance of Unsecured Promissory Notes

On October 8, 2012, the Company issued an unsecured promissory note in the amount of $50,000 and issued a warrant to purchase 50,000 shares of common stock of the Company to two individuals.  The promissory note and interest of $12,500 is due on January 7, 2013.  The warrant has an exercise price of $0.10 per share and expires on October 8, 2015.  Proceeds from the note were used for working capital.

Conversion of Promissory Notes

Between October 12, 2012 and November 2, 2012, $33,300 of the unsecured convertible promissory notes with GEL, was converted into 884,799 shares of common stock at a weighted-average conversion price of $0.0376 per share.

Between October 10, 2012 and October 16, 2012, $9,600 of the unsecured convertible promissory notes with Prolific, was converted into 193,001 shares of common stock at a weighted-average conversion price of $0.04974 per share.

On November 5, 2012 and November 7, 2012, notes totaling of $140,000 of the unsecured convertible promissory notes plus accrued interest of $6,306 with an individual and with a limited liability company were converted into 4,365,248 shares of common stock at a weighted-average conversion price of $0.0335 per share.

Conversion of Debentures

On October 16, 2012 and November 2, 2012, one debenture holder submitted conversion notices to convert an aggregate of $8,000 of its debenture into an aggregate of 1,600,000 shares of common stock at a conversion price of $0.005 per share.  It is the current position of the Company that the shares issued pursuant to these conversion notices were issued in error and the actual conversion price should have been $0.0259 per share, as discussed in Note 8 regarding the current conversion price as a result of price ratchet anti-dilution protection.  The Company intends to immediately bring this discrepancy to the attention of the debenture holder in an attempt to rectify and resolve the situation.

Issuance of Common Stock to Ironridge

On November 2, 2012, the Company issued an additional 3,500,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to the settlement of claims as further described in Note 4 to these condensed consolidated financial statements.  The Company will account for the issuance of these shares of common stock as a further reduction of the Payable to Ironridge Global IV, Ltd., consistent with the calculations specified in the Stipulation for Settlement of Claims based on the average VWAP during the Calculation Period.

Issuance of Common Stock and Warrants under Unit Purchase Agreement

On October 23, 2012, the Company entered into a Unit Purchase Agreement with a trust and sold 500,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock at $0.10 per share.  Proceeds from the sale were $20,000.  The warrants expire in October 2015.

Issuance of Common Stock to Officer

On June 6, 2012, the Board of Directors authorized the issuance of common stock to certain officers and directors in satisfaction for monies owed to them.  Pursuant to this authorization, on November 5, 2012 the Company issued 555,556 shares of common stock to the Company’s chairman.  The stock was valued at $25,000, or $0.045 per share, the amounts stated in the Board resolution.

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

Organization

Worthington Energy, Inc. (formerly, Paxton Energy, Inc.) was organized under the laws of the State of Nevada on June 30, 2004.  On March 17, 2010, we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the “Change of Control Agreement”).  On that same day, all our directors and officers resigned and were replaced by Charles F. Volk, Jr., James E. Burden, and Clifford Henry as directors and Charles F, Volk, Jr. as CEO, Treasurer and Chairman of the Board of Directors and James E. Burden as President and Secretary.  The Change of Control Agreement provides for us to issue 6,270,000 shares of our common stock to Mr. Volk and others upon the transfer to us of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000. In July 2011, we and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 1,000,000 shares.

Recent Developments

Black Cat Acquisition

On March 9, 2012, we acquired certain assets from Black Cat Exploration & Production, LLC, a Texas limited liability company (“Black Cat”) pursuant to the Asset Sale Agreement, entered into on November 17, 2011 and amended on March 5, 2012 between us and Black Cat (the “Black Cat Agreement”). Pursuant to the terms of the agreement, Black Cat sold us a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a junior secured promissory note to Black Cat for $1,075,000 (the “Black Cat Note”) and agreed to issue 4.5 million shares of our common stock, of which 2.25 million were issued to Black Cat at the time of closing and the remaining 2.25 million shares were issued on August 30, 2012 when the well commenced production.

$100,000 of the Black Cat Note was due on May 31, 2012 and the balance was payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  Production commenced on the well on August 29, 2012.  Consequently, the Black Cat Note is in default.  We paid $25,000 toward the principal of the Black Cat Note during the three months ended June 30, 2012 and paid an additional $200,000 in November 2012.  As of November 12, 2012, the unpaid balance of the Black Cat Note is $850,000.  The Black Cat Note is secured by a deed of trust covering the properties, which is junior to the deed of trust securing $277,500 of additional financing we received, which amount increased to $305,000 upon the event of a default for non-payment of the note in May 2012 when it came due.  As discussed below, the principal balance of this senior financing has been reduced from $305,000 to $90,000 through the payment of $100,000 of principal and the private sale of principal totaling $115,000 to existing unsecured creditors.

Mustang Island Production

The I-1 well came on line on August 29, 2012. The well has been classified as an oil well by the Texas Railroad Commission. The well is currently producing on a 6/64” choke in order to facilitate the clean-up from the well bore of the various loss circulation materials used during the drilling process. The current rate of average production is approximately 150 barrels of oil per day and 700 thousand cubic feet of natural gas per day. Management anticipates that this level of production will increase as the well bore cleans out. All issues with the pipeline to the Six Pigs facility have been currently solved and the pipeline is pressuring up in order to get the hydrocarbons produced to the Six Pigs facility on Padre Island. All the relevant purchase agreements for the sale of oil and gas are in place and initial revenue is anticipated in late November 2012.

D Bar Leasing Agreement

On April 26, 2012, we entered into a Purchase and Sale Agreement (the “Agreement”) with D Bar Leasing Inc. (“D Bar”).

Pursuant to the terms of the Agreement, at closing, we will purchase from D Bar, all rights, title and interest that D Bar owns in certain wells in the State of Texas (the “Assets”) in exchange for $3,500,000 and the issuance of 250,000 shares of our common stock.  In addition, D Bar shall retain a 15% carried interest in the Assets and we shall be committed to spending approximately $1.1 million on work-over operations on the Assets, commencing with a nine well work over program of proven behind pipe reserves.

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

The closing of the Agreement was to be on or before June 10, 2012 although the parties agreed to extend the closing date to accommodate our financial partner in this venture. We are actively exploring various methods to finance this acquisition.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three and nine months ended September 30, 2012 compared to $0 and $5,654 for the three and nine months ended September 30, 2011, respectively. The decrease in oil and gas revenue is due to Bayshore ceasing to report to us the amounts of our respective share in oil and gas revenues. Accordingly, we did not report oil and gas revenues from our Texas operations for the three or nine months ended September 30, 2012, or for the three months ended September 30, 2011.  The historical level of oil and gas production has not been significant and management does not believe that the omission of oil and gas revenues from the Texas operations has a significant effect on our reported results of operations.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $494,865 and $1,732,185 for the three and nine months ended September 30, 2012, respectively, compared to $405,415 and $5,001,535 for the three and nine months ended September 30, 2011, respectively, representing an increase of $89,450 for the three months ended September 30, 2012 and a decrease of $3,269,350 for the nine month ended September 30, 2012.  The reasons for the changes in our costs and operating expenses are discussed below.

Lease Operating Expenses – Lease operating expenses were $3,583 for both the three and nine months ended September 30, 2012, compared to $0 and $3,310 for the three and nine months ended September 30, 2011, respectively.  Lease operating expenses for the three and nine months ended September 30, 2012 are composed of the initial lease operating expenses for August and September 2012, allocated to us by the operator of the I-1 well, located on the Mustang Island 818-L lease.  The lease operating expenses for 2011 are composed of the lease operating expenses from our working interests in wells in Texas operated by Bayshore.  However, Bayshore has ceased reporting to us the amounts of our respective share in lease operating expenses since June 30, 2011.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $57 and $171 for the three and nine months ended September 30, 2012, respectively, compared to $86 and $259 for the three and nine months ended September 30, 2011, respectively.  The amount of accretion of asset retirement obligations expenses relates to our working interests in Texas and principally reflects the fact that the original accretion period for most wells is complete.

General and Administrative Expense – General and administrative expense was $402,457 and $1,449,866 for the three and nine months ended September 30, 2012, respectively, compared to $312,306 and $1,331,818 for the three and nine months ended September 30, 2011, respectively, representing increases of $90,151 and $118,048 for the three and nine month periods in 2012, respectively.  The increase in general and administrative expense during the three months ended September 30, 2012 is primarily related to an increase in compensation payroll tax expense of $26,700, professional and consulting costs of $21,860, outside services of $19,096, and shareholder related costs of $19,337.  The causes of these increases are:  (1) the recent addition of a new executive officer; (2) increased consulting for investor relations services and third party accounting services due to increased complexity of our accounting and reporting requirements; (3) outside services related to increased use of temporary office personnel and due to the expanded XBRL reporting requirements; and (4) costs incurred in preparation for the shareholders meeting.

The increase in general and administrative expense during the nine months ended September 30, 2012 is principally related to increases in legal, consulting and auditing costs of $99,235, outside services of $46,520, meals, entertainment, and travel of $44,814, rent and telephone of $27,765, director fees of $12,467, and shareholder related costs of $19,337.  The causes of these increases are: (1) legal, consulting, and audit services due to legal costs related to litigation, legal costs related to oil and gas matters, due diligence costs for prospective financing, and increased complexity of our accounting; (2) outside services related to increased use of temporary office personnel and due to the expanded XBRL reporting requirements; (3) travel, meals and entertainment expenses are principally related to increased promotional costs in connection with investor presentations; (4) rent is primarily due to the leasing of new office space starting in June 2011; (5) director fees are due to the addition of outside directors in June 2011 and in August 2012; and (6) shareholder related costs incurred in preparation for the shareholders meeting.  These increases are offset by a decrease of $135,761 for compensation and related payroll taxes from a temporary decrease in the number of officers and a salary reduction resulting from the amendment of the employment agreement for one officer.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three and nine months ended September 30, 2012 and 2011.  Share-based compensation for the three and nine months ended September 30, 2012 was $88,768 and $278,565, respectively.  The transactions during the three and nine months ended September 30, 2012 were as follows:

●
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have granted stock options and issued compensation-based warrants and stock awards to consulting firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants and stock awards, and recognized over the vesting period. For the three and nine months ended September 30, 2012, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $14,968 and $130,022, respectively;

●
On March 17, 2010, we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk (the Change of Control Agreement).  Among other things, the Change of Control Agreement provided for us to issue 6,270,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000.  In July 2011, we and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 1,000,000.  On August 30, 2012, the I-1 well in the Mustang Island 818-L lease was connected to the main offshore pipeline of the Six Pigs Processing facility.  We deemed this event to meet the requirements for the issuance of the 1,000,000 shares of common stock under the Change of Control Agreement.  The issuance of common stock has been recorded as share-based compensation and recorded at $70,000, or $0.07 per share, based on the most recent closing price of the common stock at the time of connecting the well;

●
In June 2012, we issued 300,000 shares of common stock to Haverstock Master Fund, Ltd. as an implementation fee in connection with Committed Equity Facility Agreement.  The shares were fully earned on the date of the agreement.  The issuance of common stock was recorded at $29,400, based on the closing price of the common stock on the date of issuance;

●
In June 2012, we issued a total of 56,250 shares of common stock to National Securities Corp. and Michael Bezdek under an agreement that provided for capital raising, investment banking and financial advisory services to us.  The issuance of common stock was recorded at $5,343, based on the closing price of the common stock on the date of issuance; and

●
In August 2012, we issued 50,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $3,800, or $0.076 per share, the closing price of the common stock on the date the issuance was made.

Share-based compensation for the three and nine months ended September 30, 2011 was $93,023 and $3,666,148, respectively.  The transactions during the three and nine months ended September 30, 2011 were as follows:

●
Effective June 3, 2011, we issued 1,575,000 shares of common stock, pursuant to the Amended and Restated 2010 Incentive Stock Option Plan,  to two executive officers as additional bonus compensation for their accomplishments since the change of control of the Company on March 17, 2010.  For accounting purposes, this issuance has been recorded at $2,992,500, or $1.90 per share, the closing price of the common stock on the date the issuance was authorized;

●
During the period since the reorganization, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have issued compensation-based warrants to financial advisory firms and to an employee in connection with a release from his employment agreement.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants, and recognized over the vesting period. For the three months and nine months ended September 30, 2011, we reported share-based compensation related to these stock options and warrants of $40,623 and $571,248, respectively;

●
During the three months ended September 30, 2011, we entered into two consulting contracts for investment advisory services.  The contracts provided for the issuance of a total of 100,000 shares of common stock to the consultants.  The issuances were recorded at $52,400, based on the closing prices of the common stock on the dates of the contracts and

●
In May 2011, we issued 20,000 shares of common stock to a law firm as compensation for legal services rendered to us.  The issuance was recorded at $50,000, based on the closing price of the common stock on the date of issuance.

Although the net changes with respect to our revenues and our costs and operating expenses for the three and nine months ended September 30, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6, 7 and 9 to the accompanying condensed consolidated financial statements, we issued unsecured convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution price reset provisions.  In addition, as more fully discussed in Notes 8, 9 and 11 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,287,240, $3,989,893, 2,011,276, and $2,825,909 as of September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011, respectively.  We recognized non-cash losses from the change in fair value of these derivative liabilities of $3,094,402 and $3,162,483 for the three and nine months ended September 30, 2012, respectively.  We recognized non-cash gains from the change in fair value of these derivative liabilities of $641,388 and $1,953,727 for the three and nine months ended September 30, 2011, respectively.  We estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the promissory note, debentures and warrants, actual and projected redemptions and conversion price exercise price resets.

Interest Expense – We incurred interest expense of $215,643 and $628,819 for the three and nine months ended September 30, 2012, respectively, compared to $89,779 and $162,301 for the three and nine months ended September 30, 2011, respectively, representing increases of $125,864 and $466,518 for the three and nine month periods, respectively. A significant cause of the increase in interest expense for the nine months ended September 30, 2012 is due to the issuance of convertible debentures totaling $2,550,000 in May 2011, which are currently in default and accruing interest at the rate of 18% per annum.  Interest on the convertible debentures for the nine months ended September 30, 2012 was $349,062 compared to $151,970 for the nine months ended September 30, 2011.  The remainder of the increase was due to the general increase in borrowings from promissory notes associated with the acquisition of oil and gas properties and from the issuance of other convertible promissory notes for working capital.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 170,000 shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $25,000 and $224,451 for the three and nine months ended September 30, 2012, respectively, compared to $118,485 and $186,061 for the three and nine months ended September 30, 2011.

Amortization of discount on convertible debentures, convertible notes and other debt – As more fully discussed in Notes 6, 7, 8 and 9 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $470,322 and $3,002,567 of discount on convertible notes and debentures for the three and nine months ended September 30, 2012, respectively, compared to $292,679 and $560,190 for the three and nine months ended September 30, 2011, respectively. The increase in the amount of discount amortized is due to the effects of the effective interest method, which results in more expense later in the term of the debt instrument, and due to the general increase in the amount of debt.  As of September 30, 2012, there is $708,904 of recorded, but unamortized, discount on the secured and unsecured convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.  The discount on the convertible debentures has now become fully amortized.

Liquidity and Capital Resources

During the year ended December 31, 2011 and the nine months ended September 30, 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the year ended December 31, 2011 and the nine months ended September 30, 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of several separate unsecured convertible promissory notes totaling $1,272,000, 3) a private placement of common stock and warrants in the aggregate amount of $90,000, 4) the issuance of a bridge loan note of $250,000, 5) the issuance of a secured convertible debenture of $100,000, 6) the issuance of a secured promissory note of $100,000, 7) proceeds from the issuance of common stock under an equity investment agreement of $50,000, and 8) the issuance of an unsecured note for $15,000.  At September 30, 2012, we had $13,533 in cash. At September 30, 2012, we had a working capital deficit of $7,611,232, as compared to a deficit of $3,452,198 as of December 31, 2011. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The increase in the working capital deficit for the nine months ended September 30, 2012 is principally due to 1) the issuance of new short-term debt totaling approximately $2,870,000, 2) net decrease in debt discounts of approximately $1,110,000 principally related to amortization of discounts, 3) increases in accounts payable and accrued liabilities of approximately $1,040,000, and 4) less debt conversions and debt payments of approximately $860,000.  In addition, we have total stockholders’ deficit of $5,897,460 at September 30, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, a decrease in the stockholders’ equity (deficit) of $6,097,014.  The decrease for the nine months ended September 30, 2012 is principally due to net losses of approximately $8.75 million, offset by the value of common stock issued for debt conversions, property acquisition, and services of approximately $2.7 million.

Our operations used net cash of $944,941 during the nine months ended September 30, 2012 compared to $992,853 of net cash used during the nine months ended September 30, 2011.  Net cash used in operating activities during the nine months ended September 30, 2012 consisted of our net loss of $8,750,505, less non-cash expenses of the change in fair value of derivative liabilities of $3,162,483, share-based compensation of $278,566, amortization of deferred financing costs and discount on convertible notes of $3,227,018, depreciation expense of $3,273 and accretion of asset retirement obligations of $171, and further reduced by non-cash changes in working capital of $1,134,053.

Investing activities during the nine months ended September 30, 2012 included cash paid totaling $214,425 toward the acquisition of oil and gas properties from Black Cat, an earnest money deposit of $100,000 toward the D Bar Leasing Purchase and Sale Agreement, and the purchase of office equipment with a total cost of $4,321.  Investing activities during the nine months ended September 30, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement.  We also made leasehold improvements and acquired office equipment with an aggregate cost of $15,514.

Financing activities provided $1,275,668 of cash during the nine months ended September 30, 2012, compared to $2,481,000 during the nine months ended September 30, 2011. Cash flows from financing activities during the nine months ended September 30, 2012 primarily relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $950,000, 2) proceeds of $250,000 from the issuance of a bridge loan promissory note, 3) proceeds of $100,000 from a secured promissory note, 4) proceeds of $100,000 from the issuance of a secured convertible debenture, and $50,000 from the issuance of common stock under an equity investment agreement.  We also repaid $100,000 on the bridge loan promissory note and $25,000 on the Black Cat acquisition debt.  Cash flows from financing activities during the nine months ended September 30, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000, less issuance costs of $374,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $200,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  We believe that the cash flow from the Mustang Island properties, when production commences and after the promissory note issued in connection with the acquisition is repaid, will be sufficient to sustain operations.  Additionally, we anticipate that working capital will become available via financing activities currently contemplated with regards to VM-179 and the D-Bar acquisition. We have entered into discussions with a potential lender for a senior debt facility in order to commence a technical appraisal of the asset and subsequent development in 2013.

Additionally, we have sold a 2% overriding royalty interest in the I-1 well, which we received $430,000 on closing, and will receive an additional $70,000 following the removal of a previously granted security interest in the I-1 well. We will also receive $250,000 once a second well is “spudded” in the 818-L block. This is anticipated in the second quarter of 2013.

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  Debentures totaling $22,389 have been converted into common stock, although two conversions for an aggregate of $8,000 were made at a conversion price of $0.005 per share, which we believe were issued in error.  We believe that the conversions should have been done at a price per share of $0.0259, which is the conversion price we believe in effect based on the price ratchet anti-dilution protection.  We intend to immediately discuss this discrepancy with the debenture holder in an attempt to rectify and resolve the situation.

As of November 12, 2012, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,527,611 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of September 30, 2012, the total interest that was due is $618,332 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and September 2012, the conversion price of the debentures has been reset to $0.0259 per share, which would result in the issuance of approximately 98 million shares of common stock upon conversion of the principal amount, not including accrued interest.

The common stock purchase warrants are exercisable for a period of five years at an exercise price of $3.00 per share. The warrants contain price ratchet anti-dilution protection. The warrants will be exercisable on a cashless basis at any time six months after issuance if there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of the conversions of notes payable between February and September 2012, the exercise price of the warrants has been reset to $0.0259 per share.

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

GEL Properties Financing

On July 24, 2012, we entered into an agreement with GEL pursuant to which we issued GEL five convertible notes. The first note, due July 24, 2013 in the principal amount of $100,000 (the “GEL I Note”), was issued in exchange for $100,000.

The second note, due July 24, 2013, in the principal amount of $75,000 (the “GEL II Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL II Payment Note”).   The third note, due July 24, 2013, in the principal amount of $75,000 (the “GEL III Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL III Payment Note”).   The fourth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL IV Note”), was issued in exchange for a promissory note from GEL each in the amount of $75,000 (the “GEL IV Payment Note”).   The fifth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL V Note”), was issued in exchange for a promissory note from GEL in the amount of $75,000 (the “GEL V Payment Note”).

The GEL II Payment Note is due on March 24, 2013, or July 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on March 24, 2013.  The GEL II Payment Note is secured by a $75,000 debt obligation owed to GEL by Silver Dragon Resources, Inc.

The GEL III Payment Note is due on April 24, 2013, or August 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on April 24, 2013.  The GEL III Payment Note is secured by a $75,000 debt obligation owed to GEL by Silver Dragon Resources, Inc.

The GEL IV Payment Note is due on May 24, 2013, or September 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on May 24, 2013.  The GEL IV Payment Note is secured by a $75,000 debt obligation owed to GEL by Savwatt usa, Inc.

The GEL V Payment Note is due on June 24, 2013, or October 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on June 24, 2013.  The GEL V Payment Note is secured by a $75,000 debt obligation owed to GEL by Savwatt usa, Inc.

On September 5, 2012, we entered into an agreement with GEL, pursuant to which we issued GEL two additional convertible notes. The first note, due September 5, 2013 in the principal amount of $50,000 (the “GEL VI Note”), was issued in exchange for $50,000.  The second note, due September 5, 2013 in the principal amount of $50,000 (the “GEL VII Note” and together with the GEL I, GEL II, GEL III, GEL IV, GEL V and GEL VI Notes, the “GEL Notes”), was issued in exchange for a promissory note from GEL in the amount of $50,000 (the “GEL VII Payment Note”).

The GEL VII Payment Note is due on June 5, 2013, unless we do not meet the current information requirements pursuant to Rule 144, at which time the note will come due at the time that we meet the current information requirements.  The GEL VII Payment Note is secured by the $50,000 GEL VII Note, and such collateral can be exchanged by GEL for other collateral.

Interest on the GEL Notes accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  We are not required to make any payments on the GEL Notes until maturity.  We have the ability to repay the GEL Notes at any time at 150% of the unpaid principal amount upon five days prior written notice to the Investor.

GEL may convert the outstanding principal on the GEL Notes into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.001 per share, except for the GEL I Note, which is subject to a floor conversion price of $.0001 per share.

As of November 12, 2012, the GEL Notes remain outstanding.

Asher Financings

On May 14, 2012, June 7, 2012, July 17, 2012, and September 13, 2012, we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debentures in the aggregate principal amount of $145,000 (the “Asher Debentures”).

The Asher Debentures mature on January 30, 2013, March 11, 2013, April 19, 2013, and June 19, 2013, respectively, (the “Asher Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Dates.

Asher is permitted to convert, starting on October 24, 2012, December 24, 2012, January 13, 2013 and March 12, 2013 the outstanding principal and accrued interest on the Asher Debentures into shares of our common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher Debentures and receive shares of common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Prolific Group, LLC

On September 27, 2012, we entered into an agreement with Prolific Group, LLC, an accredited investor (“Prolific”), pursuant to which we issued Prolific a convertible note in exchange for $20,000.  Interest on this note accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  We are not required to make any payments on this note until maturity.  We have the ability to repay this note at any time at 150% of the unpaid principal amount upon five days prior written notice to Prolific.  Prolific may convert the outstanding principal on the note into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.

What Happened Financings

On November 21, 2011, we entered into a subscription agreement with What Happened LLC, an accredited investor (“WH LLC”), providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $20,000.  On December 1, 2011, we entered into a subscription agreement with WH LLC, providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $10,000.  On July 26, 2012, these two debentures were purchased by and assigned to Prolific, and were amended to combine the two debentures into one note and change the maturity date to July 26, 2013 and to change the interest rate from 8% to 6% per annum.  We are not required to make any payments until the maturity date.  Prolific is permitted to convert the outstanding principal and accrued interest on the these two debentures into common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.001 per share.  As of November 12, 2012, $15,000 of these two debentures has been converted into common stock and $15,000 of principal remains outstanding.

On March 3, 2012, we entered into a subscription agreement with WH LLC, providing for the sale by us to WH LLC of an 8% convertible debenture in the principal amount of $10,000.  On July 26, 2012, this debenture was purchased by and assigned to Prolific, and was amended to change the maturity date from September 2, 2012 to July 26, 2013 and to change the interest rate from 8% to 6% per annum.  We are not required to make any payments until the maturity date.  Prolific is permitted to convert the outstanding principal and accrued interest on this debenture into common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.001 per share.  As of November 12, 2012, the entire debenture remains outstanding.

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

In lieu of repayment in cash, WH LLC had the option of converting the obligation represented by the Secured Note into a 3.75% carried working interest in the Alvey Lease, which WH LLC was required to advise us of whether it intended to exercise such option on or prior to the maturity of the Secured Note.  Although the period for exercise of the option has expired, we and WH LLC have had discussions to extend the date to exercise such option to any time prior to repayment, although no agreement has been reached at this time.

Debenture and Warrant Financing

Between December 2011 and April 2012, we entered into subscription agreements with Luis Urroz, John Reed, Charles Lamberson, Halley Lamberson, Hemangini Parikh, Marshall Berol, Sean Whalen, New Rock Capital, LLC, Balakrishna B. Divana and Sunitha Yeliyur, and John Seeley, each an accredited investor (the “Investors”), providing for the sale by us of 8% convertible debentures in the aggregate principal amount of $267,000 (the “Debentures”) and common stock purchase warrants to purchase an aggregate of 267,000 shares of common stock (the “Warrants”).

The Debentures mature between August 1, 2012 and November 1, 2012 (the “Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Dates.  The Investors are permitted to convert the outstanding principal and accrued interest on the Debentures into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date. Three of the Debentures in the total amount of $165,000 have been converted into common stock.  As of November 12, 2012, the remaining debentures in the amount of $102,000 are in default.

The Warrants have an exercise price of $1.50 per share of common stock and will be exercisable until December 31, 2016.  The Warrants can be exercised on a cashless basis.

The Investors have agreed to restrict their ability to convert the Debentures and receive shares of our common stock such that the number of shares of common stock held by each investor in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Sanjay Kapoor - Secured Debt Financing

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  The Secured Note was not paid on May 5, 2012 and the principal increased to $305,000.  A half interest in the Secured Note, or $152,500, was sold by Kapoor to the SAM Group.  A payment of $100,000 has been made to the SAM Group on the Secured Note, but the remaining $52,500 has not been repaid and is in default.

Of Kapoor’s remaining half interest in the Secured Note, GEL acquired the rights to $75,000 of principal on August 9, 2012 and Prolific acquired the rights to $40,000 of principal on September 27, 2012, leaving Kapoor with a remaining interest of $37,500 in the Secured Note, which has not been paid and is in default.

The rights acquired by GEL have been amended to change the maturity date to August 9, 2013 and to change the interest rate to 6% per annum. As of November 12, 2012, $50,050 of this note has been converted into common stock and the balance of $24,950 remains outstanding.  The rights acquired by Prolific have been amended to change the maturity date to September 27, 2013 and to change the interest rate to 6% per annum. As of November 12, 2012, the entire note remains outstanding.  The outstanding balances of the rights acquired by GEL and by Prolific continue to be secured by a deed of trust on certain oil and gas properties acquired from Black Cat.

In addition, we agreed to issue Kapoor a common stock purchase warrant to purchase 125,000 shares of common stock (the “Kapoor Warrant”).  The Kapoor Warrant has an exercise price of $1.50 per share of common stock and will be exercisable for a period of five years from issuance.  The Kapoor Warrant can be exercised on a cashless basis.

Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted Kapoor a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note.

Black Cat Exploration & Production LLC

On March 9, 2012, we acquired certain assets from Black Cat pursuant to the Black Cat Agreement.  Pursuant to the terms of the Black Cat Agreement, we issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the secured note with Sanjay Kapoor described above.  We have paid $225,000 towards the principal of this promissory note, but the remaining balance of $850,000 is in default.

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

Pursuant to the Convertible Debenture, we agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum.  The number of shares issuable upon conversion of the Convertible Debenture is equal to the dollar amount being converted, divided by the quotient of the Conversion Price divided by 10, plus the dollar amount of the Convertible Debenture being converted divided by the Conversion Price.  The Conversion Price is defined as equal to the lesser of (i) $4.50 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla.  If on the date La Jolla delivers a conversion notice, the applicable conversion is below $.20 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

Among the conditions that constitute an event of default is the situation where the average volume weighted average price per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued through the end of the quarter.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew it notification and acceleration of repayment.

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of our Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $0.20 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

On September 10, 2012, La Jolla sent us a notice of conversion of $5,000 of the Convertible Debenture and a notice of purchase of $50,000 under the Equity Investment Agreement.  Pursuant to this notification, we issued 1,181,818 shares of common stock as a weighted average price of $0.047 per share.

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

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note is due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  As of November 12, 2012, this note has not been paid and is in default.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 100,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $0.10 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

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

Upon execution of the Equity Facility, we issued to Haverstock (i) 300,000 shares of common stock and a convertible debenture in the principal amount of $250,000 as an implementation fee and (ii) a convertible debenture in the principal amount of $45,000 representing $35,000 of Haverstock legal fees and $10,000 of Haverstock due diligence fees.  The convertible debenture, in the aggregate principal amount of $295,000, matures on March 22, 2013 and bears interest at the rate of 8% per annum.  We are not required to make any payments until the maturity date.  Haverstock is permitted, at any time after 180 days from June 22, 2012, to convert the outstanding principalon the debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest daily intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.  Haverstock agreed to restrict its ability to convert the debenture and receive shares of our common stock such that the number of shares of common stock held by Haverstock and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of our common stock.

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

Ronald W. Moeckel Financing

On August 9, 2012, we issued a promissory note to Ronald W. Moeckel (“Moeckel”) in exchange for proceeds of $25,000.  The promissory note is due on or before November 9, 2012 by payment of $28,750, including interest of $3,750 for the three month term.   As of November 12, 2012, this note has not been paid and is in default.  In addition, we issued Moeckel a common stock purchase warrant to purchase 25,000 shares of common stock (the “Moeckel Warrant”).  The Moeckel Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.  The Moeckel Warrant can be exercised on a cashless basis.

Stephen K. and Nancy B. Rush Financing

On October 8, 2012, we issued a promissory note to Stephen K. and Nancy B. Rush (the “Rushes”) in exchange for proceeds of $50,000.  The promissory note is due on or before January 7, 2013 by payment of $62,500, including interest of $12,500 for the three month term.  In addition, we issued the Rushes a common stock purchase warrant to purchase 50,000 shares of common stock (the “Rush Warrant”).  The Rush Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.  The Rush Warrant can be exercised on a cashless basis.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407.06 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provides for the issuance by us of 1,015,000 shares of common stock as the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a Calculation Period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for aggregate trading volume of our common stock to exceed $4.2 million. Pursuant to the Order, Ironridge will retain 100,000 shares of our common stock as a fee, plus the Final Amount with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.

Pursuant to the Order, for every 420,000 shares of our common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we will immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to us and our transfer agent for cancellation.  Between March 2012 and November 12, 2012, we have issued 12,125,000 shares to Ironridge towards the Final Amount pursuant to the settlement of claims as further described in Note 4 to the condensed consolidated financial statements.  As of September 30, 2012, an interim estimation was made of the number of shares that would equal the Final Amount based on the (a) the sum of the Accounts Payable plus reasonable attorney fees through September 30, 2012, (b) divided by 70% of the VWAP of the common stock over the period from the Issuance Date through September 30, 2012, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the period from the Issuance Date through September 30, 2012, as if September 30, 2012 represented the end of the Calculation Period.  At that date, the Final Amount would have been approximately 42.5 million shares.  However, since the Calculation Period was not completed as of September 30, 2012 and has not yet been completed as of the date hereof, the Final Amount is not yet known and may be more than the previous estimate of 42.5 million shares.

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

Share-based Compensation

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640.  In this action, the plaintiff seeks to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 1,500,000 shares of the Company’s common stock.  The Company has filed a motion to dismiss the case on the grounds that plaintiff’s petition states no cause of action for contractual rescission of the asset sale transaction. The Company has entered into settlement discussions, but if no acceptable resolution can be reached, it intends to vigorously defend against this action.   Montecito has requested an indefinite continuance of the summary judgment hearing and the Company has agreed to it.

Auction Specialists Litigation

On or about November 2, 2011, several debt holders of the Company filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City against the Company by filing a Complaint.  The case is Auction Specialists, et al. v. Paxton Energy, Inc., Case No. 11 0C003451B.  On August 22, 2012, the case was dismissed with prejudice.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2012, we issued 21,978 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 3, 2012, we issued 22,321 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 6, 2012, we issued 43,956 shares of common stock to GEL Properties, Inc. upon the conversion of $1,600 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 9, 2012, we issued 464,286 shares of common stock to Asher Enterprises, Inc. upon the conversion of $13,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 9, 2012, we issued 54,954 shares of common stock to GEL Properties, Inc. upon the conversion of $2,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 10, 2012, we issued 27,473 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 11, 2012, we issued 422,222 shares of common stock to Asher Enterprises, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note and $1,400 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 12, 2012, we issued 57,823 shares of common stock to GEL Properties, Inc. upon the conversion of $1,700 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 16, 2012, we issued 220,077 shares of common stock to GEL Properties, Inc. upon the conversion of $5,700 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 17, 2012, we issued 1,850,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 17, 2012, we issued 169,884 shares of common stock to GEL Properties, Inc. upon the conversion of $4,400 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 18, 2012, we issued 328,490 shares of common stock to GEL Properties, Inc. upon the conversion of $4,400 of an outstanding convertible promissory note and $1,010 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 19, 2012, we issued 660,178 shares of common stock to GEL Properties, Inc. upon the conversion of $17,099 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 19, 2012, we issued 200,000 shares of common stock to GEL Properties, Inc. upon the conversion of $5,180 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 20, 2012, we issued 57,917 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 23, 2012, we issued 342,083 shares of common stock to GEL Properties, Inc. upon the conversion of $11,255 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 31, 2012, we issued 800,000 shares of common stock to GEL Properties, Inc. upon the conversion of $31,920 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On July 31, 2012, we issued 228,622 shares of common stock to GEL Properties, Inc. upon the conversion of $8,047 of an outstanding convertible promissory note and $1,075 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On August 1, 2012, we issued 375,940 shares of common stock to Prolific Group, LLC upon the conversion of $15,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Ac,t of 1933, as amended.

On August 7, 2012, we issued 2,200,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 20, 2012, we issued 1,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights. Debentures totaling $22,389 have been converted into common stock. As of November 12, 2012, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,527,611 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of September 30, 2012, the total interest that is due is $618,332 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and September 2012, the conversion price of the debentures has been reset to $0.0259 per share, which would result in the issuance of approximately 98 million shares of common stock upon conversion of the principal amount, not including accrued interest.

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

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, PaxAcq granted Kapoor a first priority lien on all assets acquired from Black Cat as security for the repayment of the Secured Note.  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  Upon an event of default, the principal face amount of the Secured Note will increase to $305,000 and we are required to pay 80% of all production to Kapoor until the Secured Note is repaid in full, including interest.  A payment of $100,000 has been made on the Secured Note and $115,000 of principal of this Secured Note has been privately sold to GEL and Prolific, but the remaining $90,000 has not been repaid and is in default.

On March 9, 2012, we acquired certain assets from Black Cat pursuant to the Black Cat Agreement.  Pursuant to the terms of the Black Cat Agreement, we issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance is payable at the later of (i) June 25, 2012 or (ii) 30 days after production commences from the Mustang Island Well.  The note bears interest at 11% per annum.  The note is secured by a second lien mortgage on the properties acquired from Black Cat and is subordinated to the secured note with Sanjay Kapoor described above.  We have paid $225,000 towards the principal of this promissory note, but the remaining balance of $850,000 is in default.

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC.  We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The note was not repaid by the due date and is in default.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.01	Securities Purchase Agreement, dated as of September 13, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.

10.02	Form of Convertible Promissory Note, issued September 13, 2012

10.03	Form of Convertible Promissory Note, issued September 27, 2012

10.04	Form of Subscription Agreement, by and between Worthington Energy, Inc. and Stephen K. and Nancy B. Rush

10.05	Form of Promissory Note, issued October 8, 2012 to Stephen K. and Nancy B. Rush

10.06	Form of Common Stock Purchase Warrant, issued October 8, 2012 to Stephen K. and Nancy B. Rush

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: November 19, 2012	By:	/s/ ANTHONY MASON
Anthony Mason Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)