Form 10-K
period 2012-12-31
WORTHINGTON ENERGY, INC.
filed 2013-04-17
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 000-52590

WORTHINGTON ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-1399613
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
220 Montgomery Street, #1094 San Francisco California	94104	(415) 666-2337
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2012, based on the closing sales price of the common stock as quoted on the OTC Bulletin Board was $7,593,834. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 10, 2013, there were 207,537,435 shares of registrant’s common stock outstanding.

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

Bcfe:    One billion cubic feet of natural gas equivalent, using a ratio of six Mcf to one Bbl of crude oil.

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

Nature of Business

We are an oil and gas exploration company with assets in Texas and in the Gulf of Mexico. Our assets in Texas consist of a minority working interest and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C. (“Bayshore”). Our assets in the Gulf of Mexico consist of a leasehold working interests in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated. In the Gulf of Mexico we have a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Vermillion 179 tract.

We are seeking to make additional that are currently producing oil in the United States as a way to increase our cash flow. We currently do not have any contracts or agreements to acquire additional companies and/or working interests in existing wells, and no assurances can be given that we will identify or acquire such additional acquisitions on terms acceptable to us, if at all. Additional acquisitions could result in the issuance of equity or debt securities, either directly or indirectly to raise funds for such acquisitions.

Organization

We were organized under the laws of the State of Nevada on June 30, 2004 under the name Paxton Energy, Inc. During August 2004, shareholder control of our company was transferred, a new board of directors was elected and new officers were appointed. These officers and directors managed us until March 17, 2010 when a new board of directors was elected and new officers were appointed. Effective January 27, 2012, we changed our name to Worthington Energy, Inc.

Recent Developments

Black Cat Disposition

On January 25, 2013, we entered into a settlement agreement and mutual release of claims (the “Settlement Agreement”) with Anthony Mason (“Mason”) and Black Cat Exploration & Productions, LLC (“Black Cat”).  Pursuant to the terms of the Settlement Agreement, we agreed to pay Black Cat and/or Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full (the “Settlement Payment”).  We made a payment of $10,000 on March 20, 2013 but we are currently delinquent, as we did not make the entire first payment due and we did not make the second payment, which was due on or before April 10, 2013. In the event that we obtain a credit facility in an amount equal to or greater than $3,500,000, the full amount of the Settlement Payment then outstanding will become immediately due and payable.  In addition, we agreed to transfer to Black Cat all title and interest we owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Purchase and Sale Agreement between us and Black Cat, dated November 14, 2011, as amended by the First Amendment to Purchase and Sale Agreement dated March 5, 2012 (the “Purchase Agreement”).  Furthermore, all production from the I-1 well, from the date the well went online (approximately August 30, 2012) was transferred to Black Cat in connection with the Settlement Agreement.

Black Cat agreed to return to us for cancellation the 4.5 million shares of our common stock it received in connection with the Purchase Agreement as well as all studies and engineering information related to the VM 179 seismic acquisition.  Further, in connection with the Settlement Agreement, Mason agreed to resign as our President, Chief Executive Officer and a Director.

Business Strategy

The execution of any strategy for the future benefit of the company will require additional funds, which we do not currently possess. If we are able to raise such necessary additional funds, our strategy will be to drill a well on the VM 179 property.  The principal components of our business strategy are:

●
Rely on the Exploration Expertise of Others. We will continue to rely on the technical expertise and experience of a variety of oil and gas experts and consultants in order to reduce our ongoing general and administrative expenses;

●
Focus on the Acquisition of Existing Production and Development Opportunities. We believe our experience in the oil and gas industry will allow us to generate and evaluate opportunities to acquire existing production; and

●
Balance Our Opportunities. We intend to diversify and balance our production acquisition with exploration opportunities in areas in which we might be able to team with operators having experience and expertise.

VM 179

The oil and gas leases are located in the VM 179, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana, adjacent to Exxon's VM 164 #A9 well. No drilling or production has commenced as of yet, and we have the option of being the operator at VM 179 or engaging another party as operator.

VM 179 is at 85’ water depth approximately 46 miles offshore Louisiana in the Gulf of Mexico.  Virgin Offshore USA acquired the 547 acre lease in May 2004.  Much of VM 179 is impacted by a large regional salt dome.  Salt domes are geologic features that are commonly associated with the presence of oil and gas reserves in the U.S. Gulf Coast and Gulf of Mexico, and production in the blocks adjacent to VM 179 is largely from the flanks of that same regional salt dome.    Cumulative production from VM Block 178, to the east of VM 179, totals approximately 56.1 Bcfe and 232 MBoe.  Cumulative production from VM Block 164, to the north of VM 179, totals approximately 19 MMBoe and 91 Bcfe.

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

Cooke Ranch Wells

We own minority working interest and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas.  Our working interests range from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  Several of these wells were previously producing, including as recently as 2011, however, all of the wells are now shut-in.  These wells were operated by Bayshore.  We are unaware of Bayshore’s intentions on these wells, including whether it will commence any work-over operations.

In 2011, we participated in activities related to the following wells, with the interests and results indicated as of December 31, 2012:

	Interest		Approximate
Well Name	Working	Net Revenue	Depth	Formation	Status
Cooke No. 3	8.5000%	5.9500%	6,660	Escondido	Shut in
Cooke No. 2	25.0000	18.5000	6,400	Escondido	Shut in
Cooke No. 6	10.0000	7.5000	6,671	Escondido	Shut in
Cartwright No. 3	4.0000	3.0000	6,800	Escondido	Shut in
Cooke No. 5	31.7500	23.8125	6,600	Escondido	Shut in
Cartwright No. 1	31.7500	23.8125	6,950	Escondido	Shut in

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net oil and gas production, the average sales price per Bbl of oil and per Mcf of gas produced and the average cost of production per Boe of production sold, for the three years ended December 31:

	2012	2011	2010
Production
Net oil production (Bbls)	0	73	170
Net gas production (Mcf)	0	442	627
Total production (Boe) (1)	0	147	275
Average sales price per Bbl of oil	$0	$85.48	$71.45
Average sales price per Mcf of gas	$0	$3.70	$4.49
Average sales price per Boe	$0	$53.71	$54.50
Average production cost per Boe	$0	$37.44	$37.23

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

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

As of December 31, 2012, we had no productive wells.

Developed and Undeveloped Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2012:

Texas & Louisiana	Gross	Net
Developed Acreage Texas(LaSalle)	11,840	3,554
Undeveloped Acreage Louisiana(VM179)	547	547
Total	12,387	4,101

Drilling Activity

	2012	2011
Drilling activity
Net productive exploratory wells drilled	0	0
Net dry exploratory wells drilled	-	-

During 2012, the Company participated in the drilling of no new wells.

We are not obligated to provide oil or gas in fixed quantities or at fixed prices under existing contracts.

Summary of Oil and Gas Reserves as of December 31, 2012 and 2011

	December 31, 2012 Reserves		December 31, 2011 Reserves
	Oil	Natural Gas	Oil	Natural Gas
Reserves category	(bbls)	(mcf)	(bbls)	(mcf)
PROVED
Developed
United States	0	0	0	0
Undeveloped
United States	1,106,903	2,202,663	407,635	1,151,452
TOTAL PROVED	1,106,903	2,202,663	407,635	1,151,452

Proved Undeveloped Reserves

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

Title to Properties

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time we acquire leases or enter into other agreements to obtain control over interests in acreage believed to be suitable for drilling operations. In many instances, our partners have acquired rights to the prospective acreage and we have a contractual right to have our interests in that acreage assigned to us. In some cases, we are in the process of having those interests so assigned. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the operator will prepare a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. We believe that titles to our leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

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

Regulations

General

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our drilling operations will require permit or authorizations from federal, state or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations. There are no pending or threatened enforcement actions related to any such laws or regulations. We further believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Proposals and proceedings that might affect the oil and gas industry are pending before Congress, the Federal Energy Regulatory Commission (“FERC”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Federal Regulation of Sales and Transportation of Natural Gas

Historically, the transportation and sale of natural gas and its component parts in interstate commerce has been regulated under several laws enacted by Congress and the regulations passed under these laws by FERC. Our sales of natural gas, including condensate and liquids, may be affected by the availability, terms, and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and FERC that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry.

The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and final FERC decisions. We cannot predict what further action FERC will take on these matters. Some of FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with whom we compete.

State Regulation

Our operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells, and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations pertaining to the size of drilling and spacing units or proration units and the unitization or pooling of oil and gas properties.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but, except as noted above, does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and natural gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that we are in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws.

 Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the crude oil and natural gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our consolidated financial position or results of operations. Moreover, we maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. A serious incident of pollution may result in the suspension or cessation of operations in the affected area.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a “hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed, or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. In the course of our operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed. Although CERCLA currently contains a "petroleum exclusion" from the definition of “hazardous,” state laws affecting our operations impose cleanup liability relating to petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the exploration and production of natural gas and crude oil. Although we utilized standard industry operating and disposal practices at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators; to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

Oil Pollution Act of 1990

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle crude oil, such as us, to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of crude oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to crude oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

U.S. Environmental Protection Agency

U.S. Environmental Protection Agency regulations address the disposal of crude oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The RCRA provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, crude oil and natural gas wastes are regulated by the Underground Injection Control program under the Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed of at an approved hazardous waste facility. We have coverage under the applicable Clean Water Act permitting requirements for discharges associated with exploration and development activities.

Resource Conservation Recovery Act

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

Clean Water Act

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the crude oil and natural gas industry into certain coastal and offshore waters. Further, the Environmental Protection Agency has adopted regulations requiring certain crude oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for crude oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Safe Drinking Water Act

Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from crude oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

Air Emissions and Climate Change

The federal Clean Air Act (“CAA”) imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In April 2012, the EPA issued a final rule amending its New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”) for oil and natural gas facilities.  The purpose of the new rule is to limit emissions of volatile organic compounds (“VOCs”), sulfur dioxide (SO2), and hazardous air pollutants (HAPs) from a variety of sources within natural gas processing plants, oil and natural gas production facilities, and natural gas transmission compressor stations.  The rule also regulates emissions from certain hydraulically fractured gas wells, which previously were subject to such standards.

The rule requires all new hydraulically fractured wells, and existing wells that are refractured, to control emissions of VOCs released during well completion.  Prior to January 1, 2015, all such wells have the option of either combusting these emissions, or capturing them using a “green completion” device capable of separating VOCs and natural gas (methane) from the flowback fluid.  After January 1, 2015 and subject to a potential one year extension, wells will be required to utilize green completion devices.  As the new rule went into effect in October 2012, we are still reviewing the potential impact on our business and operations.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA. Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or “fracking”) is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we may use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act (“SDWA”), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking’s potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA’s findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA’s findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

Other federal agencies, including the DOE and the Department of Interior, and the U.S. Congress are also investigating the potential impacts of fracking. In addition, bills have been introduced in the U.S. Congress to amend the SWDA to allow the EPA to regulate the injection of fracking fluids, which could require our and similar operations to meet federal permitting and financial assurance requirements, adhere to certain construction and testing specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. In addition, the federal Bureau of Land Management is developing draft regulations that would require companies drilling on federal land to disclose details of chemical additives, test the integrity of wells and report on water use and waste management. In November 2011, the EPA announced that it would solicit public input on possible reporting requirements for chemicals used in fracking under the authority of the federal Toxic Substances Control Act.

States, which traditionally have been the primary regulators of exploration and production wells, are also considering or have recently adopted, or may in the future adopt, additional regulations governing fracking activities. For example, North Dakota adopted regulations, effective April 1, 2012, to require disclosure of the chemical components of hydraulic fracturing fluids. We believe that compliance with any new reporting requirements will not have a material adverse impact on us. Nonetheless, these disclosures could make it easier for third parties who oppose fracking to initiate legal proceedings based on allegations that chemicals used in fracking could contaminate groundwater.

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements.

Naturally Occurring Radioactive Materials ("NORM")

NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Texas.

Abandonment Costs

All of our crude oil and natural gas wells will require proper plugging and abandonment when they are no longer producing. We post bonds with most regulatory agencies to ensure compliance with our plugging responsibility. Plugging and abandonment operations and associated reclamation of the surface production site are important components of our environmental management system. We plan accordingly for the ultimate disposition of properties that are no longer producing.

Competition

We operate in a highly competitive environment. The principal resources necessary for the exploration and production of crude oil and natural gas are leasehold prospects where crude oil and natural gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct operations. We must compete for such resources with both major oil and gas companies and independent operators. Many of these competitors have financial and other resources substantially greater than ours. Although we believe our current operating and financial resources are adequate to preclude any significant disruption of our operations in the immediate future, we cannot assure you that such resources will be available to us indefinitely.

Employees

As of April 1, 2013, we had two full time employees, which were our Chief Executive Officer and a Controller.  From time to time, we may engage technical consultants. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

We had nominal revenues and incurred net losses of $13,255,095 and $6,897,552 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 we had an accumulated deficit of $32,390,371. We expect to continue incurring net losses for the foreseeable future. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable, and will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2012 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2013.

In their report dated April 16, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred losses from operations, negative cash flows from operating activities and a working capital deficiency. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

In May 2011, we completed our acquisition of certain assets from Montecito Offshore, L.L.C. (“Montecito”) pursuant to the Asset Sale Agreement, entered into on March 28, 2011 and amended on April 7, 2011 and May 2, 2011 (the “Montecito Agreement”) between us and Montecito.  Pursuant to the terms of the Montecito Agreement, Montecito agreed to sell us a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases owned by Montecito, for $1,500,000, a subordinated promissory note in the amount of $500,000, and 1.5 million shares of our common stock.  In December 2011, Montecito filed a lawsuit against us seeking to rescind the transaction.

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

Oil and natural gas drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

An investment in us should be considered speculative due to the nature of our involvement in the exploration for, and the acquisition, development and production of, oil and natural gas. Oil and natural gas operations involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil or natural gas will be discovered or acquired by us or, even if discovered or acquired, that any such reserves would be economically recoverable. Further, any changes in the regulations to which our business is subject, like those related to the hydraulic fracturing production method, could also have a material adverse effect on our business, financial condition, results of operations or prospects.

Our lack of diversification will increase the risk of an investment in our company, and our consolidated financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Texas.  Larger companies have the ability to manage their risk by geographic diversification.  However, we lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors specific to our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.   Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our consolidated results of operations and financial condition.

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

Currently, we have three directors, two of whom are not considered independent.  We rely on manual systems without independent officers and employees to implement full, formal, internal control systems.  Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity.  This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

If we are unable to identify and complete future acquisitions, we may be unable to grow.  There is no assurance that any future acquisitions will be a profitable venture.

We intend to expand our operations through targeted strategic acquisitions.  However, we may not be able to identify additional suitable acquisition opportunities. For example, in 2012, we acquired certain assets from Black Cat, which transaction was undone in early 2013 due to a disagreement over future growth strategies.  The process to identify and conduct due diligence on possible acquisitions requires significant time, attention, and resources of management, which may not result in any benefits to us.  Moreover, there is no guarantee that we can acquire properties which we may identify in the future on reasonable terms or at all. For example, we entered into an acquisition agreement in 2011 with Virgin Oil Company, Inc. that was terminated as a result of our inability to obtain financing, which was a condition to closing.  Furthermore, if acquired, there is no assurance the venture will prove profitable. For example, we acquired the VM 179 properties in 2011, which to date have not been productive   If we are unable to complete attractive acquisitions, our growth may slow or decline in the future.

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

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Texas, we could be materially and adversely affected because our operations and properties are concentrated in this state.

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

•	the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;
•	the replacement of expensing intangible drilling and development costs in the year incurred with an amortization of those costs over several years;
•	the elimination of the deduction for certain domestic production activities; and
•	an extension of the amortization period for certain geological and geophysical expenditures.

It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

The markets and prices for oil and gas depend on numerous factors beyond our control. These factors include demand for oil and gas, which fluctuate with changes in market and economic conditions, and other factors, including:

·	worldwide and domestic supplies of oil and gas;
·	actions taken by foreign oil and gas producing nations;
·	political conditions and events (including instability or armed conflict) in oil-producing or gas-producing regions;
·	the level of global and domestic oil and gas inventories;
·	the price and level of foreign imports;
·	the level of consumer demand;
·	the price and availability of alternative fuels;
·	the availability of pipeline or other takeaway capacity;
·	weather conditions;
·	domestic and foreign governmental regulations and taxes; and
·	the overall worldwide and domestic economic environment.

Significant declines in oil and gas prices for an extended period may have the following effects on our business:

·	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
·	cause us to delay or postpone some of our capital projects;
·	reduce our revenues, operating income and cash flow; and
·	limit our access to sources of capital.

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

As of April 10, 2013, we had 207,537,435 shares of common stock issued and outstanding and $894,524 of principal amount of convertible debentures outstanding that are convertible into shares of common stock at a discount to the current market price at the time of conversion.  At April 10, 2013, these debentures were convertible into approximately 558 million shares of common stock.   In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures will increase if the market price of our stock declines.

Furthermore, as of April 10, 2013, we have $2,502,889 of principal face amount of convertible debentures that are convertible into common stock at a fixed conversion price, which is subject to adjustment in the event that we issue stock for a price per share below the then current conversion price.  Those debentures are currently convertible into shares of common stock at a price per share of $0.0027, or approximately 927 million shares if fully converted, not including accrued interest. In addition, we have warrants and options outstanding that are exercisable into approximately 14 million shares.

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

Some of our convertible debentures are convertible into shares of our common stock at a discount ranging between 30% and 50% from the trading price, the closing bid price, or the volume weighted average price of our common stock, depending on the provisions of the related promissory note, for up to 21 trading days prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

··
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

·	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
·	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
·	fluctuations in revenue from our oil and gas business as new reserves come to market;
·	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
·	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
·	quarterly variations in our revenues and operating expenses;
·	changes in the valuation of similarly situated companies, both in our industry and in other industries;
·	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
·	changes in the accounting methods used in or otherwise affecting our industry;
·	additions and departures of key personnel;
·	announcements by relevant governments pertaining to incentives for alternative energy development programs;
·	fluctuations in interest rates and the availability of capital in the capital markets; and
·	significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our principal executive offices are located at 220 Montgomery Street, #1094, San Francisco CA 94104-3413.  Our telephone numbers are (415) 666-2337, and our facsimile number there is (415) 666-2314.  This space includes approximately 1,461 square feet of office space.  The lease expires in May 2016.  The base rent is as follows:

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640.  In this action, the plaintiff seeks to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 1,500,000 shares of the Company’s common stock.  Currently, depositions are scheduled to begin in May 2013 and there has been no trial date set as of yet. The Company has entered into settlement discussions, but if no acceptable resolution can be reached, it intends to vigorously defend against this action.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently quoted on the Pink Sheets under the symbol “WGAS.”  Prior to August 6, 2012, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “WGAS.”  Prior to February 3, 2012, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “PXTE.”  For the periods indicated, the following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2011
	High	Low
First Quarter	$2.00	$0.50
Second Quarter	$2.50	$1.30
Third Quarter	$1.80	$0.30
Fourth Quarter	$0.80	$0.30

	Fiscal Year 2012
	High	Low
First Quarter	$1.45	$0.281
Second Quarter	$0.35	$0.07
Third Quarter	$0.20	$0.036
Fourth Quarter	$0.15	$0.0165

On April 10, 2013, the closing sale price of our common stock, as reported by Nasdaq, was $0.0051 per share. On April 10, 2013, there were 160 holders of record of our common stock.  On November 2, 2012, a one-for-ten reverse stock split was effective for our common stock. All share prices herein reflect this reverse stock split.

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

Recent Sales of Unregistered Securities

Stock Issuances

On October 10, 2012, we issued 95,238 shares of common stock to Prolific Group, LLC upon the conversion of $5,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 11, 2012, we issued 19,841 shares of common stock to Prolific Group, LLC upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 12, 2012, we issued 108,225 shares of common stock to GEL Properties, Inc. upon the conversion of $5,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 15, 2012, we issued 77,922 shares of common stock to Prolific Group, LLC upon the conversion of $3,600 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 15, 2012, we issued 97,402 shares of common stock to GEL Properties, Inc. upon the conversion of $4,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 16, 2012, we issued 300,000 shares of common stock to Brio Capital L.P. upon the conversion of $1,500 of an outstanding convertible debenture.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 17, 2012, we issued 21,645 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 22, 2012, we issued 23,042 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 23, 2012, we issued 500,000 shares of common stock to Carl James Living Trust for purchase of common stock for $20,000 pursuant to a Unit Purchase Agreement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 23, 2012, we issued 38,741 shares of common stock to GEL Properties, Inc. upon the conversion of $1,600 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 26, 2012, we issued 97,264 shares of common stock to GEL Properties, Inc. upon the conversion of $3,200 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 31, 2012, we issued 30,395 shares of common stock to GEL Properties, Inc. upon the conversion of $1,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 1, 2012, we issued 182,371 shares of common stock to GEL Properties, Inc. upon the conversion of $6,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 2, 2012, we issued 2,000,000 shares of common stock to Ironridge Global IV, Ltd. (“Ironridge”) pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 2, 2012, we issued 285,714 shares of common stock to GEL Properties, Inc. upon the conversion of $10,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 5, 2012, we issued 801,413 shares of common stock to New Rock Capital upon the conversion of $20,000 of an outstanding convertible promissory note and $973 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 6, 2012, we issued 1,300,000 shares of common stock to Brio Capital L.P. upon the conversion of $6,500 of an outstanding convertible debenture.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 7, 2012, we issued 500,000 shares of common stock to Surety Financial Group in connection with a consulting agreement for investor relations services.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 7, 2012, we issued 3,563,835 shares of common stock to Sean Whalen upon the conversion of $120,000 of an outstanding convertible promissory note and $4,734 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 30, 2012, we issued 539,568 shares of common stock to Asher Enterprises, Inc. upon the conversion of $15,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 830,156 shares of common stock to La Jolla Cove Investors, Inc. upon the conversion of $2,500 of an outstanding convertible debenture and under an election to purchases common stock for $25,000 pursuant to the Equity Investment Agreement .  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 397,192 shares of common stock to John Seeley upon the conversion of $10,000 of an outstanding convertible promissory note and $395 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 504,064 shares of common stock to Charles Lamberson upon the conversion of $12,500 of an outstanding convertible promissory note and $770 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 504,064 shares of common stock to Halley Lamberson upon the conversion of $12,500 of an outstanding convertible promissory note and $770 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 485,052 shares of common stock to John Reed upon the conversion of $12,000 of an outstanding convertible promissory note and $770 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 4, 2012, we issued 397,192 shares of common stock to Luis Urroz upon the conversion of $10,000 of an outstanding convertible promissory note and $395 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 6, 2012, we issued 538,987 shares of common stock to Magna Group, LLC upon the conversion of $15,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 10, 2012, we issued 539,568 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 13, 2012, we issued 2,000,000 shares of common stock to Brio Capital L.P. upon the conversion of $10,000 of an outstanding convertible debenture.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 13, 2012, we issued 1,490,313 shares of common stock to Magna Group, LLC upon the conversion of $20,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 17, 2012, we issued 433,121 shares of common stock to Asher Enterprises, Inc. upon the conversion of $5,500 of an outstanding convertible promissory note and $1,300 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 18, 2012, we issued 275,820 shares of common stock to Prolific Group, LLC upon the conversion of $4,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 19, 2012, we issued 2,343,744 shares of common stock to Haverstock Master Fund, LTD upon the conversion of $25,898 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 19, 2012, we issued 76,460 shares of common stock to Prolific Group, LLC upon the conversion of $900 of an outstanding convertible promissory note and $268 of accrued interest.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 19, 2012, we issued 180,033 shares of common stock to Prolific Group, LLC upon the conversion of $2,750 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 20, 2012, we issued 211,966 shares of common stock to Prolific Group, LLC upon the conversion of $3,100 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 27, 2012, we issued 1,405,811 shares of common stock to Magna Group, LLC upon the conversion of $15,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 27, 2012, we issued 133,929 shares of common stock to GEL Properties, Inc. upon the conversion of $1,500 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 31, 2012, we issued 507,895 shares of common stock to GEL Properties, Inc. upon the conversion of $5,688 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 31, 2012, we issued 1,379,310 shares of common stock to Asher Enterprises, Inc. upon the conversion of $12,000 of an outstanding convertible promissory note.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Asher Financing

On October 19, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of an 8% convertible note in the principal amount of $32,500 (the “Asher Note”).

The Asher Note matures on July 23, 2013 (the “Asher Maturity Date”) and bears interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Date.

Asher is permitted to convert, starting on April 17, 2013, the outstanding principal and accrued interest on the Asher Note into shares of common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher Note and receive shares of our common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Hanover I Financing

On November 26, 2012, we entered into a Securities Purchase Agreement with Hanover Holdings I, LLC, an accredited investor (“Hanover”), providing for the sale by us to Hanover of a 12% convertible note in the principal amount of $14,000 (the “Hanover I Note”).

The Hanover I Note matures on November 26, 2013 (the “Hanover I Maturity Date”) and bears interest at the annual rate of 12%.  We are not required to make any payments until the Hanover I Maturity Date.

Hanover is permitted to convert the outstanding principal and accrued interest on the Hanover I Note into shares of common stock at a conversion price per share equal to fifty five percent (55%) of the lowest daily volume weighted average price from the three (3) trading days immediately preceding the conversion date.

Hanover agreed to restrict its ability to convert the Hanover I Note and receive shares of our common stock such that the number of shares of common stock held by Hanover in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Hanover II Financing

On December 17, 2012, we entered into a Securities Purchase Agreement with Hanover, an accredited investor, providing for the sale by us to Hanover of a 12% convertible note in the principal amount of $11,500 (the “Hanover II Note”).

The Hanover II Note matures on December 17, 2013 (the “Hanover II Maturity Date”) and bears interest at the annual rate of 12%.  We are not required to make any payments until the Hanover II Maturity Date.

Hanover is permitted to convert the outstanding principal and accrued interest on the Hanover II Note into shares of common stock at a conversion price per share equal to fifty seven percent (57%) of the lowest trading price from the ten (10) trading days immediately preceding the conversion date.

Hanover agreed to restrict its ability to convert the Hanover II Note and receive shares of our common stock such that the number of shares of common stock held by Hanover in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

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

Company Overview

We are an oil and gas exploration company with assets in Texas and in the Gulf of Mexico. Our assets in Texas consist of a minority working interest and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore. Our assets in the Gulf of Mexico consist of a leasehold working interests in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated. In the Gulf of Mexico we have a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases in the Vermillion 179 tract.

We are seeking to make additional that are currently producing oil in the United States as a way to increase our cash flow. We currently do not have any contracts or agreements to acquire additional companies and/or working interests in existing wells, and no assurances can be given that we will identify or acquire such additional acquisitions on terms acceptable to us, if at all. Additional acquisitions could result in the issuance of equity or debt securities, either directly or indirectly to raise funds for such acquisitions.

Organization

We were organized under the laws of the State of Nevada on June 30, 2004 under the name Paxton Energy, Inc. During August 2004, shareholder control of our company was transferred, a new board of directors was elected and new officers were appointed. These officers and directors managed us until March 17, 2010 when a new board of directors was elected and new officers were appointed. Effective January 27, 2012, we changed our name to Worthington Energy, Inc.

Recent Developments

Black Cat Disposition

On January 25, 2013, we entered into a settlement agreement and mutual release of claims (the “Settlement Agreement”) with Anthony Mason (“Mason”) and Black Cat Exploration & Productions, LLC (“Black Cat”).  Pursuant to the terms of the Settlement Agreement, we agreed to pay Black Cat and/or Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full (the “Settlement Payment”).  We made a payment of $10,000 on March 12, 2013 but we are currently delinquent, as we did not make the entire first payment due and we did not make the second payment, which was due on or before April 10, 2013. In the event that we obtain a credit facility in an amount equal to or greater than $3,500,000, the full amount of the Settlement Payment then outstanding will become immediately due and payable.  In addition, we agreed to transfer to Black Cat all title and interest we owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Purchase and Sale Agreement between us and Black Cat, dated November 14, 2011, as amended by the First Amendment to Purchase and Sale Agreement dated March 5, 2012 (the “Purchase Agreement”).  Furthermore, all production from the I-1 well, from the date the well went online (approximately August 30, 2012) was transferred to Black Cat in connection with the Settlement Agreement.

Black Cat agreed to return to us for cancellation the 4.5 million shares of our common stock it received in connection with the Purchase Agreement as well as all studies and engineering information related to the VM 179 seismic acquisition.  Further, in connection with the Settlement Agreement, Mason agreed to resign as our President, Chief Executive Officer and a Director.

Results of Operations for the Fiscal Years Ended December 31, 2012 and 2011

Oil and Gas Revenues

Our oil and gas revenue was $0 for the year ended December 31, 2012 compared to $7,877 for the year ended December 31, 2011. The decrease in oil and gas revenue is due the wells in Texas being shut-in.  Accordingly, we did not report oil and gas revenues from our Texas operations for the year ended December 31, 2012. The historical level of oil and gas production has not been significant and management does not believe that the omission of oil and gas revenues from the Texas operations has a significant effect on our reported results of operations.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $3,599,991 for the year ended December 31, 2012 compared to $5,469,803 for the year ended December 31, 2011, representing a decrease of $1,869,812 for the year ended December 31, 2012.  The reasons for the changes in our costs and operating expenses are discussed below.

Lease Operating Expenses – Lease operating expenses were $15,569 for the year ended December 31, 2012, compared $5,344 for the year ended December 31, 2011.  Lease operating expenses for the year ended December 31, 2012 are composed of the initial lease operating expenses for August to December 2012, allocated to us by the operator of the I-1 well, located on the Mustang Island 818-L lease.  The lease operating expenses are for the period of time that we owned the I-1 well, from the date that the I-1 well was connected to the main offshore pipeline of the Six Pigs Processing facility through the end of the year.  As described above under “Recent Developments”, as part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease and the I-1 well from the date of production, which was in 2012.  However, as this Settlement Agreement took place after the year ended December 31, 2012, we will record the reversal of the liability on January 25, 2013 as part of the liabilities settled under the release of claims pursuant to the Settlement Agreement. The lease operating expenses for 2011 are composed of the lease operating expenses from our working interests in wells in Texas operated by Bayshore.  However, Bayshore has ceased reporting to us the amounts of our respective share in lease operating expenses since June 30, 2011.  The historical level of oil and gas production has not been significant and our amount of lease operating expenses is relatively consistent in relation to our oil and gas production.

Impairment loss on oil and gas properties – During the year ended December 31, 2012, we recognized an impairment loss of $750,000 on our Mustang Island 818-L lease and the I-1 well and recognized an impairment loss of $487,866 on our Texas properties.  As described above under “Recent Developments”, as part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease and the I-1 well.  We have evaluated the accounting effects of the settlement agreement and concluded that impairment in the approximate amount of $750,000 should be recorded, which has been reflected in the accompanying consolidated financial statements as of December 31, 2012 by  reducing the carrying cost of the properties to $1,055,987.

We have also considered the market value of our nonproducing properties in Texas and concluded that additional impairment of $487,886 should be recorded at December 31, 2012, reducing the carrying value of these properties to $100,000 at December 31, 2012.  Management feels a more accurate carrying value to these properties to be in the amount of $100,000 as they are shut-in.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $228 for the year ended December 31, 2012 compared to $346 for the year ended December 31, 2011.  The amount of accretion of asset retirement obligations expenses relates to our working interests in Texas and principally reflects the fact that the original accretion period for most wells is complete.

            General and Administrative Expense – General and administrative expense was $1,916,399 for the year ended December 31, 2012 compared to $1,688,461 for the year ended December 31, 2011, representing an increase of $227,938 for the year ended December 31, 2012.  The increase in general and administrative expense during the year ended December 31, 2012 is primarily related to increases in legal, consulting and auditing costs of $175,739 (from $717,908 to $893,647), outside services of $42,630 (from $43,539 to $86,169), meals, entertainment, and travel of $36,556 (from $58,532 to $95,088), rent and telephone of $21,772 (from $52,729 to $74,501), director fees of $18,467 (from $37,533 to $56,000), and shareholder related costs of $17,968 (from $15,825 to $33,793).  The causes of these increases are: (1) legal, consulting, and audit services due to legal costs related to litigation, legal costs related to oil and gas matters, due diligence costs for prospective financing, and increased complexity of our accounting; (2) outside services related to increased use of temporary office personnel and due to the expanded XBRL reporting requirements; (3) travel, meals and entertainment expenses are principally related to increased promotional costs in connection with investor presentations; (4) rent is primarily due to the leasing of new office space starting in June 2011; (5) director fees are due to the addition of outside directors in June 2011 and in August 2012; and (6) shareholder related costs incurred in preparation for the shareholders meeting.  These increases are offset by a decrease of $98,998 for compensation and related payroll taxes from a decrease in the number of officers.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the years ended December 31, 2012 and 2011.  Share-based compensation for the year ended December 31, 2012 was $429,909.  The transactions during the year ended December 31, 2012 were as follows:

●
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have granted stock options and issued compensation-based warrants and stock awards to consulting firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants and stock awards, and recognized over the vesting period. For the year ended December 31, 2012, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $233,865;

●
On March 17, 2010, we entered into a “Change of Control and Recapitalization Agreement” with Charles Volk (the “Change of Control Agreement”).  Among other things, the Change of Control Agreement provided for us to issue 6,270,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000.  In July 2011, we and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 1,000,000.  On August 30, 2012, the I-1 well in the Mustang Island 818-L lease was connected to the main offshore pipeline of the Six Pigs Processing facility.  We deemed this event to meet the requirements for the issuance of the 1,000,000 shares of common stock under the Change of Control Agreement.  The issuance of common stock has been recorded as share-based compensation and recorded at $70,000, or $0.07 per share, based on the most recent closing price of the common stock at the time of connecting the well;

●
In connection with the Order for Approval of Stipulation for Settlement of Claims that we entered into with Ironridge, we issued 100,000 shares of common stock to Ironridge for fees in connection with the transaction.  The fee shares were valued at the closing price of our stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation;

●
On November 7, 2012, we entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 500,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $47,500, or $0.095 per share, the closing price of the common stock on the date of the contract;

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

●
During the year ended December 31, 2011, we entered into two consulting contracts for investment advisory services.  The contracts provided for the issuance of a total of 100,000 shares of common stock to the consultants.  The issuances were recorded at $52,400, based on the closing prices of the common stock on the dates of the contracts and

●
In May 2011, we issued 20,000 shares of common stock to a law firm as compensation for legal services rendered to us.  The issuance was recorded at $50,000, based on the closing price of the common stock on the date of issuance.

Although the net changes with respect to our revenues and our costs and operating expenses for the year ended December 31, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 6, 7, and 10 to the accompanying consolidated financial statements, we have issued convertible promissory notes commencing in April 2010, which contain a variable conversion price and anti-dilution price reset provisions.  In addition, as more fully discussed in Notes 8, 10 and 12 to the accompanying consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the unsecured convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,795,335 and $2,825,909 as of December 31, 2012 and December 31, 2011, respectively.  We recognized a non-cash loss from the change in fair value of these derivative liabilities of $4,344,508 for the year ended December 31, 2012.  We recognized a non-cash gain from the change in fair value of these derivative liabilities of $396,933 for the year ended December 31, 2011.  We estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the promissory note, debentures and warrants, actual and projected redemptions and conversion price exercise price resets.

Interest Expense – We incurred interest expense of $820,175 for the year ended December 31, 2012 compared to $376,933 for the year ended December 31, 2011, representing an increase of $443,337 for the year ended December 31, 2012. A significant cause of the increase in interest expense for the year ended December 31, 2012 is due to the issuance of convertible debentures totaling $2,550,000 in May 2011, which are currently in default and accruing interest at the rate of 18% per annum.  Interest on the convertible debentures for the year ended December 31, 2012 was $466,650 compared to $269,270 for the year ended December 31, 2011.  The remainder of the increase was due to the general increase in borrowings from promissory notes associated with the acquisition of oil and gas properties and from the issuance of other convertible promissory notes for working capital.

Amortization of discount on convertible debentures, convertible notes and other debt – As more fully discussed in Notes 6, 7, 8 and 9 to the accompanying consolidated financial statements, we have issued convertible promissory notes and debentures to several investors, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $3,671,035 of discount on convertible notes and debentures for the year ended December 31, 2012 compared to $1,123,484 for the year ended December 31, 2011. The increase in the amount of discount amortized is due to the effects of the effective interest method, which results in more expense later in the term of the debt instrument, and due to the general increase in the amount of debt.  As of December 31, 2012, there is $467,937 of recorded, but unamortized, discount on the secured and unsecured convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.  The discount on the convertible debentures has now become fully amortized.

Interest expense – Ironridge – As more fully discussed in Note 4 to the accompanying consolidated financial statements, in March 2012, Ironridge filed a complaint against us for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable that Ironridge had purchased from various of our creditors.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").  The Order provided for the issuance by the Company of shares of common stock to Ironridge towards settlement of the claim.  The Order provided the total number of shares issuable to Ironridge to be based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the initial shares were issued required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the “Calculation Period”). Pursuant to the Order, Ironridge would receive that number of shares with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of our common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  We have calculated that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the total number of shares to be issued under the Order is 42,814,554 shares of common stock.  Additionally, during the three months ended December 31, 2012 when the Calculation Period ended and the total number of share to be issued was determined, we calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the total number of shares to be issued, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge in excess of the original carrying amount of the liabilities acquired by Ironridge.  The expense was calculated to be $594,935 and is characterized as “Interest expense – Ironridge Global IV, Ltd.” in the accompanying consolidated statement of operations.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants during 2011, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 170,000 shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  We amortized deferred financing costs in the amount of $224,451 year ended December 31, 2012 compared to $332,237 for the year ended December 31, 2011.

Liquidity and Capital Resources

During the years ended December 31, 2011 and 2012, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, convertible debentures, common stock and warrants. During the years ended December 31, 2011 and 2012, our sources of capital resources were 1) a private placement of convertible debentures in the aggregate amount of $2,550,000, 2) the issuance of unsecured convertible promissory notes totaling an aggregate of $1,380,000, 3) a private placement of common stock and warrants in the aggregate amount of $110,000, 4) the issuance of a bridge loan note of $250,000, 5) the issuance of a secured convertible debenture of $100,000, 6) the issuance of a secured promissory note of $100,000, 7) proceeds from the issuance of common stock under an equity investment agreement of $75,000, and 8) the issuance of an unsecured promissory note for $15,000.  At December 31, 2012, we had $8,065 in cash. At December 31, 2012, we had a working capital deficit of $8,005,631, as compared to a deficit of $3,452,198 as of December 31, 2011. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The increase in the working capital deficit for the year ended December 31, 2012 is principally due to 1) the issuance of new short-term debt totaling approximately $3,030,000, 2) net decrease in debt discounts of approximately $1,295,000 principally related to amortization of discounts, 3) increases in accounts payable and accrued liabilities of approximately $1,240,000, 4) increase in payable to Ironridge for the fair value adjustment of the liability of approximately $595,000, 5) less debt conversions and debt payments of approximately $1,585,000, and 6) less increase in current assets of approximately $20,000.  In addition, we have total stockholders’ deficit of $8,484,524 at December 31, 2012, compared to total stockholders’ equity of $199,554 at December 31, 2011, a decrease in the stockholders’ equity (deficit) of $8,684,078.  The decrease for the year ended December 31, 2012 is principally due to net losses of approximately $13.3 million, offset by the value of common stock issued for debt conversions, property acquisition, services, and cash of approximately $4.6 million in total.

Our operations used net cash of $1,348,778 during the year ended December 31, 2012 compared to $1,083,443 of net cash used during the year ended December 31, 2011.  Net cash used in operating activities during the year ended December 31, 2012 consisted of our net loss of $13,255,095, less non-cash expenses of the change in fair value of derivative liabilities of $4,344,508, impairment loss on oil and gas properties of $1,237,886, share-based compensation of $429,908, amortization of deferred financing costs and discount on convertible notes of $3,895,486, interest expense related to the Ironridge order of $594,935, depreciation expense of $4,531 and accretion of asset retirement obligations of $228, and further reduced by non-cash changes in working capital of $1,398,835.

Investing activities during the year ended December 31, 2012 included cash received of $500,000 from the sale of our overriding interest in the Mustang Island 818-L lease, and cash paid totaling $218,487 toward the acquisition of oil and gas properties from Black Cat, an earnest money deposit of $100,000 toward the D Bar Leasing Purchase and Sale Agreement, and the purchase of office equipment with a total cost of $4,890.  Investing activities during the year ended December 31, 2011 included cash paid totaling $1,523,563 toward the acquisition of oil and gas leases under the Montecito Agreement.  We also made leasehold improvements and acquired office equipment with an aggregate cost of $15,863.

Financing activities provided $1,178,668 of cash during the year ended December 31, 2012, compared to $2,571,000 during the year ended December 31, 2011. Cash flows from financing activities during the year ended December 31, 2012 principally relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $1,058,000, 2) proceeds of $250,000 from the issuance of a bridge loan promissory note, 3) proceeds of $100,000 from a secured promissory note, 4) proceeds of $100,000 from the issuance of a secured convertible debenture, 5) $75,000 from the issuance of common stock under an equity investment agreement, and 6) proceeds from issuance of common stock and warrants for $20,000.  We also repaid $100,000 on the bridge loan promissory note and $225,000 on the Black Cat acquisition debt, and paid $100,000 in deferred financing costs.  Cash flows from financing activities during the year ended December 31, 2011 relate to 1) proceeds from a private placement of convertible debentures in the aggregate amount of $2,550,000, less issuance costs of $406,000, 2) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $322,000, 3) proceeds of $90,000 from the issuance of common stock and warrants, and 4) proceeds from an unsecured note payable of $15,000.

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  We hope that working capital will become available via financing activities currently contemplated with regards to VM 179.  In January 2013, we received a preliminary commitment letter from an interested funding group for an $8,500,000 secured loan.  The proposed term of the loan is $3,500,000 initially and the balance to be drawn down within 90 days thereafter.  The loan would have a three year repayment schedule based on a 48 month amortization, with an annual interest rate of 14.95%.  The lender would be entitled to overriding intrests in all oil and gas production and certain other customary fees and expenses.  The loan is subject to final approval of the lender’s credit committee and numerous conditions to closing, including, among others, additional equity from farm-in partners or other shareholders and a third-party review and verification of the reserves.  We can provide no assurances that this loan will be completed or that we can obtain other working capital on terms acceptable to us, if at all.

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at the original conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of April 10, 2013, debentures totaling $47,111 and accrued interest totaling $70,278 have been converted into common stock.

As of April 10, 2013, all of the outstanding debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,502,889 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of March 31, 2013, the total interest that was due is $783,839 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of stock issuances between February 2012 and April 2013, the conversion price of the debentures has been reset to $0.0027 per share, which would result in the issuance of approximately 927 million shares of common stock upon conversion of the principal amount, not including accrued interest.  We currently do not have a sufficient number of authorized but unissued shares of common stock available for issuance upon conversion of these debentures.

The common stock purchase warrants are exercisable for a period of five years at an original exercise price of $3.00 per share. The warrants contain price ratchet anti-dilution protection. The warrants are exercisable on a cashless basis because there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of share issuances between February 2012 and April 2013, the exercise price of the warrants has been reset to $0.0027 per share.

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

Montecito Promissory Note

On May 6, 2011, in connection with our acquisition of certain assets from Montecito, we issued Montecito a subordinated promissory note in the amount of $500,000.  The subordinated promissory note is subordinated to the secured convertible notes we issued in the private placement that closed on May 5, 2011.  The Montecito Note was due in September 2011 and accrued interest at the rate of 9% per annum until maturity and continues to accrues interest at the highest legal rate allowed since maturity since the Montecito Note is in default for failure to pay principal and interest when due.

GEL Properties Financing

On July 24, 2012, we entered into an agreement with GEL pursuant to which we issued GEL five convertible notes. The first note, due July 24, 2013 in the principal amount of $100,000 (the “GEL I Note”), was issued in exchange for $100,000.  Between February 8, 2013 and April 10, 2013, GEL has converted $62,891 of the GEL I Note into common stock, leaving an unpaid balance of $37,109 at April 10, 2013.

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

The GEL II Payment Note was due on March 24, 2013 and was repaid in full on February 28, 2013.

The GEL III Payment Note is due on April 24, 2013, or August 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on April 24, 2013.  The GEL III Payment Note is secured by a $75,000 debt obligation owed to GEL by Silver Dragon Resources, Inc.  On February 28, 2013, a payment of $35,000 was received on the GEL III Payment Note, leaving a balance of $40,000 at April 10, 2013.

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

As of April 10, 2013, the GEL Notes remain outstanding in the amounts disclosed above.

Asher Financings

On September 13, 2012, October 19, 2012, and February 27, 2013, we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debentures in the aggregate principal amount of $128,000 (the “Asher Debentures”).  The outstanding balance on the Asher Debentures is $113,000 as of April 10, 2013.

The Asher Debentures mature on June 19, 2013, July 23, 2013, and December 1, 2013, respectively, (the “Asher Maturity Dates”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Asher Maturity Dates.

Asher is permitted to convert, starting on the 180th day following issuance of such Asher Debenture, the outstanding principal and accrued interest on such Asher Debenture into shares of our common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest closing bid prices of the common stock during the 10 trading days immediately preceding the conversion date.

Asher agreed to restrict its ability to convert the Asher Debentures and receive shares of common stock such that the number of shares of common stock held by Asher in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Prolific Group, LLC

On September 27, 2012 and February 28, 2013, we entered into agreements with Prolific Group, LLC, an accredited investor (“Prolific”), pursuant to which we issued Prolific convertible notes in the aggregate principal amount of $45,000.  Interest on these notes accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  The convertible notes with Prolific mature on September 27, 2013 and February 28, 2014, respectively.  We are not required to make any payments on these notes until maturity. We have the ability to repay this note at any time at 150% of the unpaid principal amount upon five days prior written notice to Prolific.  Prolific may convert the outstanding principal on the note into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.

Hanover Holdings I, LLC

On November 26, 2012 and December 17, 2012, we entered into securities purchase agreements with Hanover Holdings I, LLC, an accredited investor (“Hanover”), providing for the sale by us to Hanover of 12% convertible notes in the aggregate principal amount of $25,500 (the “Hanover Notes”).  Interest on these notes accrues at the rate of 12% per annum and may be paid in shares of our common stock at the conversion price.  The convertible notes with Hanover mature on November 26, 2013 and December 17, 2013, respectively.  We are not required to make any payments on these notes until maturity. We have the ability to repay these notes at any time at 150% of the unpaid principal amount.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price during the ten trading days prior to the date of the conversion notice.

What Happened Financings

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 (the “Secured Note”) in exchange for $100,000 from What Happened LLC, an accredited investor (“WH LLC”).  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, we granted WH LLC a security interest in all of our prospective 6% working interest in the Alvey Lease. We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The Secured Note was not repaid by the due date and is in default.

In lieu of repayment in cash, WH LLC had the option of converting the obligation represented by the Secured Note into a 3.75% carried working interest in the Alvey Lease, which WH LLC was required to advise us of whether it intended to exercise such option on or prior to the maturity of the Secured Note.  On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL, leaving a balance of $37,500 which is also expected to be sold.  The notes sold to Prolific and GEL were amended to accrue interest at 6% per annum, to mature on February 28, 2014, and to convertible at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion.

Al Kau Financing

On February 25, 2013, we entered into a purchase agreement with Al Kau, an existing investor in our company, pursuant to which we sold Mr. Kau (i) 2,500,000 shares of common stock and (ii) a warrant to purchase 2,500,000 shares of common stock for $25,000.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.05 per share.

Aaron Shrira Financing

On February 25, 2013, we entered into a purchase agreement with Aaron Shrira, an existing investor in our company, pursuant to which we sold Mr. Shrira (i) 2,500,000 shares of common stock and (ii) a warrant to purchase 2,500,000 shares of common stock for $25,000.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.05 per share.

Sanjay Kapoor - Secured Debt Financing

On March 6, 2012, we issued a secured promissory note in the principal face amount of $277,500 (the “Secured Note”) in exchange for $250,000 from Sanjay Kapoor (“Kapoor”).  The principal face amount of the Secured Note was due on May 5, 2012, together with interest accruing at the rate of 11% per annum.  The Secured Note was not paid on May 5, 2012 and the principal increased to $305,000.  $152,500 of the principal on the Secured Note was sold by Kapoor to the SAM Group. A payment of $100,000 was made to the SAM Group, reducing the aggregate amount owed to $205,000.  Of this remaining balance in the Secured Note, GEL acquired the rights to $75,000 of principal on August 9, 2012, Prolific acquired the rights to $40,000 of principal on September 27, 2012, and Magna Group, LLC (“Magna”), an accredited investor, acquired the rights to $90,000 in two transactions on November 26, 2012 and December 11, 2012.

The rights acquired by GEL were amended to change the maturity date to August 9, 2013 and to change the interest rate to 6% per annum. The rights acquired by Prolific were amended to change the maturity date to September 27, 2013 and to change the interest rate to 6% per annum. The rights acquired by Magna were amended to create two notes and to change the maturity dates to be November 26, 2013 and December 11, 2013, and to change the interest rate to 12% per annum.  As of April 10, 2013, all of GEL interest, all of Magna’s interest, and $35,000 of Prolific’s interest have been converted into common stock and a balance of $5,000 of Prolific’s note remains outstanding.

On December 12, 2012, the Company, Kapoor and the SAM Group entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may exist between the parties.  In connection with this settlement agreement, we issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  Additionally, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock, exercisable until December 12, 2013.  The exercise price of the warrant is $0.10 through June 12, 2013, $0.15 from June 13, 2013 through September 12, 2013, and $0.20 from September 13, 2013 through December 12, 2013.

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

Among the conditions that constitute an event of default is the situation where the average volume weighted average price per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued through the end of the fiscal year.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew it notification and acceleration of repayment.

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

On various dates through April 10, 2013, La Jolla has sent us notices of conversion totaling $14,800 of the Convertible Debenture and a notice of purchase of $148,000 under the Equity Investment Agreement.

La Jolla had the right, at any time on or prior to January 25, 2013, to purchase an additional debenture on the same terms and conditions of the Convertible Debenture in the amount of $400,000 and enter into an additional equity investment agreement on the same terms and conditions of the Equity Investment Agreement, except that the amount of stock that La Jolla can purchase shall be $4,000,000.  Even though this arrangement had expired, we have allowed La Jolla to purchase additional shares of common stock at the 125% of the VWAP on the purchase date.  On February 12, 2013 La Jolla purchased 43,636 shares of common stock for $12,000.  On February 25, 2013, La Jolla purchased 40,000 shares of common stock for a purchase price of $11,000. On March 12, 2013, La Jolla purchased 54,545 shares of common stock for $15,000.  Finally, on April 3, 2013, La Jolla purchased an additional 54,545 shares of common stock for $15,000.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed our obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note was due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  As of April 10, 2013, this note has not been paid and is in default.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 100,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $0.10 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

Haverstock Equity Facility Agreement

On June 22, 2012, we entered into a committed equity facility agreement (the “Equity Facility”) with Haverstock Master Fund, Ltd. (“Haverstock”), pursuant to which Haverstock has committed to purchasing up to $7.5 million of shares of our common stock, at our request, in accordance with the Equity Facility.  We will need to file and obtain effectiveness of a registration statement registering shares of common stock available for sale to Haverstock pursuant to the Equity Facility.  We intend to begin the registration statement process shortly. After the registration statement is declared effective, we are allowed to deliver to Haverstock, once every five trading days, an advance request, which shall be the greater of (i) $100,000, or (ii) the lower of (A) the average of the daily value of our stock traded for the five trading days prior to the delivery of the advance request, or (B) the average of the daily value of our stock traded for the 30 trading days prior to the delivery of the advance request.

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

Upon execution of the Equity Facility, we issued to Haverstock (i) 300,000 shares of common stock and a convertible debenture in the principal amount of $250,000 as an implementation fee and (ii) a convertible debenture in the principal amount of $45,000 representing $35,000 of Haverstock legal fees and $10,000 of Haverstock due diligence fees.  The convertible debenture, in the aggregate principal amount of $295,000, matures on March 22, 2013 and bears interest at the rate of 8% per annum.  We are not required to make any payments until the maturity date.  Haverstock is permitted, at any time after 180 days from June 22, 2012, to convert the outstanding principal on the debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest daily intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.  Haverstock agreed to restrict its ability to convert the debenture and receive shares of our common stock such that the number of shares of common stock held by Haverstock and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of our common stock.  Haverstock has converted $47,998 of the convertible debenture into common stock, resulting in a balance of $247,002 at April 10, 2013, which is in default.

  Common Stock, LLC Financing

On June 22, 2012, we entered into a subscription agreement with Common Stock, LLC, an accredited investor (“CS LLC”), providing for the sale by us to CS LLC of an 8% convertible note in the principal amount of $75,000 (the “CS Note”) and providing for a second funding of $35,000 upon the filing of a registration statement on Form S-1 in accordance with the terms and conditions of the Equity Facility by and between us and Haverstock. Proceeds from the CS Note were received by us in July 2012.  The CS Note bears interest at the annual rate of 8% and matured on March 22, 2013.  Accordingly, the note is in default.

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

Ronald W. Moeckel Financing

On August 9, 2012, we issued a promissory note to Ronald W. Moeckel (“Moeckel”) in exchange for proceeds of $25,000.  The promissory note was due on or before November 9, 2012 by payment of $28,750, including interest of $3,750 for the three month term.   As of April 10, 2013, this note has not been paid and is in default.  In addition, we issued Moeckel a common stock purchase warrant to purchase 25,000 shares of common stock (the “Moeckel Warrant”).  The Moeckel Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.  The Moeckel Warrant can be exercised on a cashless basis.

Stephen K. and Nancy B. Rush Financing

On October 8, 2012, we issued a promissory note to Stephen K. and Nancy B. Rush (the “Rushes”) in exchange for proceeds of $50,000.  The promissory note was due on or before January 7, 2013 by payment of $62,500, including interest of $12,500 for the three month term. As of April 10, 2013, this note has not been paid and is in default.  In addition, we issued the Rushes a common stock purchase warrant to purchase 50,000 shares of common stock (the “Rush Warrant”).  The Rush Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.  The Rush Warrant can be exercised on a cashless basis.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provided for the issuance by us of 1,015,000 shares of common stock as the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a Calculation Period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for aggregate trading volume of our common stock to exceed $4.2 million. Pursuant to the Order, Ironridge will retain 100,000 shares of our common stock as a fee, plus the Final Amount with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  In connection with preparing this Annual Report, we have determined that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 42,814,554 shares of common stock.  As of April 5, 2013, we had issued all of the shares that we believe were due under the Order.  However, on April 9, 2013, the Company authorized the issuance of an additional 10,310,466 shares of the Company’s common stock to Ironridge.  Management believes the request delivered to the Company by Ironridge was in error and resulted in an issuance of common stock in excess of the Company’s obligation under the order. The Company has had initial discussions with Ironridge regarding the return of the additional shares that were issued in error, but Ironridge has refused.   We and Ironridge have different interpretations regarding several provisions of the Order used to determine the number of shares issuable.  At this time, we are considering all our available legal and equitable options in this matter.

Pursuant to the Order, for every 420,000 shares of our common stock that trade during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we were to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we were to issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge is to promptly return any remaining shares to us and our transfer agent for cancellation.  However, the Order provides that under no circumstances shall we issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of our common stock then issued and outstanding.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2012 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Revenue Recognition

All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Typically, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.  At December 31, 2012 and 2011, no allowance for doubtful accounts was deemed necessary.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from June 30, 2004 (Date of Inception) through December 31, 2010 and for the Years Ended December 31, 2011 and 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Cumulative Period from June 30, 2004 (Date of Inception) through December 31, 2012	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Worthington Energy, Inc.

We have audited the accompanying consolidated balance sheets of Worthington Energy, Inc. (an exploration-stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Worthington Energy, Inc. (an exploration-stage company) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the cumulative period from June 30, 2004 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage and during the years ended December 31, 2012 and 2011, incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2012, the Company had a working capital deficiency of $8,005,631. The Company has accumulated a deficit of $32,390,371 from the date of inception through December 31, 2012. The Company is also in default on convertible debentures and various notes payable.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  /s/ Hansen, Barnett & Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 16, 2013

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$8,065	$1,552
Receivable from attorneys' trust account	-	668
Prepaid expenses and other current assets	36,431	20,276
Total Current Assets	44,496	22,496

Property and Equipment, net of accumulated depreciation	14,570	14,211
Oil and gas properties	6,854,550	6,286,449
Deferred financing costs	370,000	199,451
Earnest money deposit	100,000	-
Other assets	14,610	14,610

Total Assets	$7,398,226	$6,537,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$412,327	$587,437
Accrued liabilities	1,432,850	1,060,227
Payable to Ironridge Global IV, Ltd.	1,489,623	-
Notes payable	-	345,000
Unsecured convertible promissory notes payable, net of discount	663,054	64,218
Secured notes payable, net of discount	1,502,273	500,000
Convertible debentures, net of discount	2,550,000	917,812
Total Current Liabilities	8,050,127	3,474,694

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,060
Derivative liabilities	7,795,335	2,825,909
Total Long-Term Liabilities	7,832,623	2,862,969

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 57,112,238 and 6,469,962 shares issued and outstanding, respectively	57,112	6,470
Additional paid-in capital	23,848,735	19,328,360
Deficit accumulated during the exploration stage	(32,390,371)	(19,135,276)
Total Stockholders' Equity (Deficit)	(8,484,524)	199,554

Total Liabilities and Stockholders' Equity (Deficit)	$7,398,226	$6,537,217

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2012	2011	December 31, 2012

Oil and gas revenues, net	$-	$7,877	$370,437

Costs and Operating Expenses
Lease operating expenses	15,569	5,344	164,381
Impairment loss on oil and gas properties	1,237,886	-	5,085,078
Accretion of asset retirement obligations	228	346	8,982
General and administrative expense	1,916,399	1,688,461	6,294,190
Share-based compensation	429,909	3,775,652	8,113,843
Total costs and operating expenses	3,599,991	5,469,803	19,666,474

Loss from operations	(3,599,991)	(5,461,926)	(19,296,037)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	(4,344,508)	396,933	(4,189,148)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(820,175)	(376,838)	(1,651,626)
Amortization of discount on convertible debentures and notes and other debt	(3,671,035)	(1,123,484)	(6,189,919)
Interest expense - Ironridge Global IV, Ltd	(594,935)	-	(594,935)
Amortization of deferred financing costs	(224,451)	(332,237)	(556,688)
Total other income (expense)	(9,655,104)	(1,435,626)	(13,094,334)

Net Loss	$(13,255,095)	$(6,897,552)	$(32,390,371)

Basic and Diluted Loss Per Common Share	$(0.64)	$(1.46)

Basic and Diluted Weighted-Average
Common Shares Outstanding	20,647,939	4,735,904

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2010 and
For the Years Ended December 31, 2011 and 2012

					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Balance - June 30, 2004 (Date of Inception)	-	$-	$-	$-	$-	$-

Stock-based compensation for services of founder, June 2004, $0.722 per share	138,500	139	99,861	-	-	100,000

Issuance of shares for cash, June 2004, $0.722 per share	69,250	69	49,931	-	-	50,000

Issuance of shares for cash, June 2005, $25.271 per share, less offering costs of $14,188	6,129	6	140,687	-	-	140,693

Issuance of shares in connection with acquisition of oil and gas property, June 2005, $54.153 per share	7,022	7	380,243	-	-	380,250

Stock-based compensation for services during 2005, $25.271 per share	13,157	13	332,487	-	-	332,500

Issuance of shares to the chief executive officer for 2005 compensation liability, January 2006, $25.271 per share	4,847	5	122,495	-	-	122,500

Issuance of beneficial conversion features and shares in conjunction with the issuance of secured convertible notes and other debt, February 2006	3,100	3	967,465	-	-	967,468

Conversion of secured convertible notes into shares, April 2006, $25.271 per share	36,366	36	918,964	-	-	919,000

Issuance of shares and 126,925 warrants for cash, less offering and registration costs of $375,848 and derivative liability of $1,467,704, April 2006, $90.255 per share	33,961	34	1,221,539	-	-	1,221,573

Issuance of shares in connection with acquisition of oil and gas properties, March 2006, $151.628 per share	1,385	2	209,998	-	-	210,000

Issuance of shares in connection with acquisition of oil and gas properties, June 2006, $169.679 per share	4,155	4	704,996	-	-	705,000

Stock-based compensation for services, March 2006, $198.561 per share	346	-	68,750	-	-	68,750

Stock-based compensation for options granted, July 2006	-	-	522,825	-	-	522,825

Reclassification of warrants subject to registration payment arrangement from derivative liability, October 1, 2006	-	-	1,067,704	-	-	1,067,704

Cumulative-effect adjustment of change in accounting method for registration payment arrangements, October 1, 2006	-	-	-	(1,066,295)	-	(1,066,295)

Stock-based compensation for services, August to November 2007, $33.214 to $64.984 per share	8,449	9	444,491	-	-	444,500

Common stock contributed to the Company by Bayshore Exploration L.L.C., September 2008	(4,155)	(4)	(23,996)	-	-	(24,000)

Common stock contributed to the Company by Chief Operating Officer, September 2008	(4,155)	(4)	4	-	-	-

Common stock issed in connection with the issuance of notes payable, September 2008	8,310	8	38,702	-	-	38,710

Cumulative effect of reclassification of warrants to derivative liability, January 1, 2009	-	-	-	1,066,295	(1,066,803)	(508)

Issuance of common stock in settlement of accrued registration rights penalties and interest, June 2010, $1.203 per share	580,106	580	697,512	-	-	698,092

Issuance of common stock to directors, June 2010, $2.166 per share	24,930	25	53,975	-	-	54,000

Issuance of common stock in exchange for cancelation of common stock options and warrants, June 2010, $2.166 per share	68,317	68	140,152	-	-	140,220

Continued

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2010 and
For the Years Ended December 31, 2011 and 2012

					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Issuance of common stock in satisfaction of payable to former officers and consultant, September 2010, $1.414 per share	150,000	150	212,013	-	-	212,163

Issuance of common stock for services, September 2010, $0.89 and $1.00 per share	322,500	322	319,678	-	-	320,000

Issuance of common stock and warrants for cash, September 2010 to December 2010, $1.50 per unit	110,000	110	164,890	-	-	165,000

Issuance of common stock and warrants upon conversion of notes payable and accrued interest, October 2010 to December 2010	451,806	452	286,939	-	-	287,391

Issuance of beneficial conversion features related to unsecured convertible promissory notes payable, April 2010 to December 2010	-	-	491,676	-	-	491,676

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	1,732,744	-	-	1,732,744

Net loss	-	-	-	-	(11,170,921)	(11,170,921)

Balance - December 31, 2010	2,034,326	2,034	11,366,725	-	(12,237,724)	(868,965)

Issuance of common stock and warrants for cash, January 2011, $1.50 per unit	60,000	60	89,940	-	-	90,000

Issuance of common stock and warrants upon conversion of notes payable and accrued interest, January 2011 to November 2011, $0.162 to $0.625 per share	1,140,636	1,141	698,716	-	-	699,857

Issuance of common stock in connection with the Montecito Asset Sale Agreement, May 2011, $2.45 per share	1,500,000	1,500	3,673,500	-	-	3,675,000

Issuance of common stock for legal and consulting services, May 2011 to September 2011, $0.349 to $2.50 per share	120,000	120	102,280	-	-	102,400

Issuance of common stock in settlement of liabilities, August 2011, $1.50 per share	40,000	40	59,960	-	-	60,000

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	346,314	-	-	346,314

Share-based compensation from issuance of common stock to officers, June 2011, $1.90 per share	1,575,000	1,575	2,990,925	-	-	2,992,500

Net loss	-	-	-	-	(6,897,552)	(6,897,552)

Balance - December 31, 2011	6,469,962	6,470	19,328,360	-	(19,135,276)	199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to December 2012, $0.0087 to $0.322 per share	30,054,490	30,055	2,442,734	-	-	2,472,789

Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012 at $0.38 per share and August 2012 at $0.07 per share	4,500,000	4,500	1,008,000	-	-	1,012,500

Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $0.40 per share	100,000	100	39,900	-	-	40,000

Issuance of common stock to Ironridge in settlement of liabilities, March 2012 to December 2012, $0.0463 per share	10,625,000	10,625	481,064	-	-	491,689

Continued

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2004 (Date of Inception) through December 31, 2010 and
For the Years Ended December 31, 2011 and 2012

					Deficit
					Accumulated	Total
			Additional	Retained	During the	Stockholders'
	Common Stock		Paid-In	Earnings	Exploration	Equity
	Shares	Amount	Capital	(Deficit)	Stage	(Deficit)

Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debenture and common stock purchased under an Equity Investment Agreement, September 2012 and December 2012, weighted average of $0.0410 per share	2,011,974	2,012	99,618	-	-	101,630

Issuance of common stock to Charles Volk and other persons designated by Mr. Volk pursuant to the Change of Control and Recapitalization Agreement, August 2012, $0.07 per share	1,000,000	1,000	69,000	-	-	70,000

Issuance of common stock for services, June to November 2012, $0.076 to $0.098 per share	906,250	906	85,138	-	-	86,044

Issuance of common stock to officers and directors in satisfaction of certain amounts owed to them, August 2012, $0.045 per share	944,445	944	41,556	-	-	42,500

Issuance of common stock and warrants for cash, October 2012, $0.04 per unit	500,000	500	19,500	-	-	20,000

Fractional shares issued pursuant to reverse stock split	117	-	-	-	-	-

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	233,865	-	-	233,865

Net loss	-	-	-	-	(13,255,095)	(13,255,095)

Balance - December 31, 2012	57,112,238	$57,112	$23,848,735	$-	$(32,390,371)	$(8,484,524)

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			June 30, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2012	2011	December 31, 2012

Cash Flows From Operating Activities
Net loss	$(13,255,095)	$(6,897,552)	$(32,390,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	1,237,886	-	5,085,078
Share-based compensation for services	429,908	3,775,652	8,113,842
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	3,895,486	1,455,721	6,746,607
Interest expense - Ironridge Global IV, Ltd.	594,935	-	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.		-	(24,000)
Accretion of asset retirement obligations	228	346	8,982
Depreciation expense	4,531	1,993	11,346
Change in fair value of derivative liabilities	4,344,508	(396,933)	4,189,148
Changes in assets and liabilities:
Prepaid expenses and other current assets	(16,155)	(10,937)	(19,613)
Other assets	-	(14,610)	(14,610)
Accounts payable and accrued liabilities	1,414,990	1,002,877	3,669,082
Net Cash Used In Operating Activities	(1,348,778)	(1,083,443)	(4,029,574)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties	500,000	-	500,000
Acquisition of oil and gas properties	(218,487)	(1,523,563)	(3,658,565)
Earnest money deposit	(100,000)	-	(100,000)
Purchase of property and equipment	(4,890)	(15,863)	(25,916)
Net Cash Provided by (Used In) Investing Activities	176,623	(1,539,426)	(3,284,481)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	95,000	90,000	3,229,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorneys' trust accounts	1,508,668	337,000	3,083,000
Proceeds from issuance of convertible debentures	-	2,550,000	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of deferred financing costs	(100,000)	(406,000)	(506,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on notes payable	(325,000)	-	(400,250)
Net Cash Provided By Financing Activities	1,178,668	2,571,000	7,322,120
Net Increase (Decrease) In Cash And Cash Equivalents	6,513	(51,869)	8,065
Cash and Cash Equivalents At Beginning Of Year	1,552	53,421	-
Cash and Cash Equivalents At End Of Year	$8,065	$1,552	$8,065

Supplemental Schedule of Noncash Investing and Financing Activities - Note 18

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  As described in more detail later in these notes to the consolidated financial statements, the new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.  On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).  The Company held its annual meeting of stockholders on October 12, 2012, at which the Company’s stockholders approved for a proposal a 1-for-10 reverse stock split.  The market effective date of this reverse stock split was November 2, 2012.  As further described to Note 11 to these consolidated financial statements, all references in these consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

Nature of Operations – As further described in Note 2 to these consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  The Company owns oil and gas properties in the Cooke Ranch prospect in LaSalle County, Texas, where the Company is engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.   In May 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, in certain oil and gas leases in the Gulf of Mexico.  And in March 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC consisting of a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease.  However, as further described in Note 2 to these consolidated financial statements, the Company sold the 2% override interest in these properties in November 2012 and entered into a settlement agreement and mutual release of claims in January 2013, which resulted in, among other things, the transfer of the Company’s remaining interest in the Mustang Island 818-L lease and I-1 well back to Black Cat Exploration & Production LLC.

The Company is considered to be in the exploration stage due to the lack of significant revenues.

Business Condition – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.   The Company incurred losses of $13,255,095 and $6,897,552 during the years ended December 31, 2012 and 2011, respectively, and used $1,348,778 and $1,083,443 of cash in its operating activities during the years ended December 31, 2012 and 2011, respectively.  Through December 31, 2012, the Company has accumulated a deficit during the exploration stage of $32,390,371.  At December 31, 2012, the Company has a working capital deficit of $8,005,631, including current liabilities of $8,050,127.  The current liabilities are composed of accounts payable, accrued liabilities, and payables to related parties totaling $1,845,177, a recorded liability to Ironridge Global IV, Ltd. Of $1,489,623, and convertible debentures, convertible notes, and other notes payable totaling $4,715,327 (net of discounts), a substantial portion of which are in default.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although it does not have any contracts or commitments for either at this time. The Company will have to raise additional funds to continue operations and, while it has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  The Company hopes that working capital will become available via financing activities currently contemplated with regards to VM 179.  In January 2013, the Company received a preliminary commitment letter from an interested funding group for an $8,500,000 secured loan.  The proposed term of the loan is $3,500,000 initially and the balance to be drawn down within 90 days thereafter.  The loan would have a three year repayment schedule based on a 48 month amortization, with an annual interest rate of 14.95%.  The lender would be entitled to overriding interests in all oil and gas production and certain other customary fees and expenses.  The loan is subject to final approval of the lender’s credit committee and numerous conditions to closing, including, among others, additional equity from farm-in partners or other shareholders and a third-party review and verification of the reserves.  The Company can provide no assurances that this loan will be completed or that it can obtain other working capital on terms acceptable to it, if at all.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Property and Equipment – Property and equipment are recorded at cost, and consist of office equipment and leasehold improvements.  Depreciation of property and equipment is charged to operations on a straight-line basis over useful lives range from 3 to 5 years.   Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011

Office equipment	$7,247	$7,519
Leasehold improvements	13,507	13,507
Less accumulated depreciation	(6,184)	(6,815)

Property and equipment, net	$14,570	$14,211

Depreciation expense was $4,531 and $1,993 for the years ended December 31, 2012 and 2011, respectively.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves.  At December 31, 2012, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to operations.  The Company has not yet obtained a reserve report on its producing properties in Texas because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties, and the properties have had limited oil and gas exploration and production.

In addition, properties subject to amortization will be subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” based on the projected future net revenues from proved reserves, discounted at 10% per annum to present value of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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
DECEMBER 31, 2012 AND 2011

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

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Normally, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  However, during the years ended December 31, 2012 and 2011, Bayshore has retained any such payments to offset the amounts owed by it from the Company.  Accounts receivable, if any, are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectibility of the receivable.  At December 31, 2012 and 2011, there are no accounts receivable, and accordingly, no allowance for doubtful accounts was necessary.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options, warrants, and stock awards to acquire 7,089,695 shares of common stock; the promissory notes and debentures convertible into 457,022,785 shares of common stock; shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 3,363,636 shares; or the 32,189,554 shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at December 31, 2012.  None of the options and warrants to acquire 4,114,695 shares of common stock, or the promissory notes convertible into approximately 2,621,432 shares of common stock were included in the computation of diluted loss per share at December 31, 2011.

Concentrations of Risk – The Company’s operations to date have exclusively been concentrated in the exploration and development of oil and gas properties, principally in La Salle County, Texas and in the Vermillion 179 tract and Mustang Island 818-L lease in the Gulf of Mexico.  Substantially all oil and gas properties in Texas have been acquired through agreements with Bayshore, which acquires and sells interests in the leaseholds, sells participation interests in the leaseholds and wells, and manages the exploration and development as operator of the properties.  All oil and gas properties in the Gulf of Mexico were acquired through agreements with Montecito Offshore, L.L.C. or Black Cat Exploration & Production LLC.  All revenue through December 31, 2012 has been from the operator of the wells in production in Texas, which is Bayshore.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for receivable from attorneys’ trust accounts, accounts payable, payable to well operators, and payable to related parties approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable, unsecured convertible promissory notes payable, subordinated note payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of payable to Ironridge Global IV, Ltd. is based on the method disclosed in Note 4 to these consolidated financial statements.  The fair value of derivative liabilities are estimated based on the methods disclosed in Note 10 to these consolidated financial statements.

Reclassifications – Certain amounts presented in the current liabilities of the consolidated balance sheet as of December 31, 2011 and in the adjustments to reconcile net loss to net cash used in operating activities in the statement of cash flows for the year ended December 31, 2011, have been reclassified in the current presentation to conform to the presentation of the respective financial statements as of and for the year ended December 31, 2012.  These reclassifications had no effect on the presentation of the total amount of current liabilities as of December 31, 2011 or on the amount of cash flows from operating activities for the year ended December 31, 2011.

Recent Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning January 1, 2013. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“OCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not have accumulated OCI and does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – OIL AND GAS PROPERTIES

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

On March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 4,500,000 shares of common stock, of which 2,250,000 shares were issued to Black Cat at the time of closing and the remaining 2,250,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest has been capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $0.38 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $0.07 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

As further described in Note 13 to these consolidated financial statements, the Company entered into an employment agreement effective April 26, 2012 with Anthony Mason to serve as the Chief Executive Officer and President of the Company.  Mr. Mason is the sole owner of Black Cat.

On November 1, 2012, the Company sold its 2% overriding royalty interest in the Mustang Island 818-L lease for $500,000.  The sale reduced the carrying cost of the lease and well to $1,805,987.  Proceeds from the sale were used to reduce the principal balance of the junior secured promissory note with Black Cat by $200,000 and the remaining $300,000 was used by the Company for working capital purposes.

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 4,500,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts . Further, in connection with the Settlement Agreement, Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

The Company has evaluated the accounting effects of the Settlement Agreement and concluded that impairment in the approximate amount of $750,000 should be recorded, which has been reflected in the accompanying consolidated financial statements as of December 31, 2012 by further reducing the carrying cost of the properties to $1,055,987.

The following pro forma financial information includes adjustments to the accompanying consolidated balance sheet that reflect the effects of the Settlement Agreement as though the Settlement Agreement had occurred on December 31, 2012:

			Pro Forma
	Historical		Adjustments	Pro Forma

ASSETS

Current Assets	$44,496		$-	$44,496
Oil and gas properties	6,854,550	(1)	(1,055,987)	5,798,563
Other assets	499,180			499,180

Total Assets	$7,398,226		$(1,055,987)	$6,342,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$1,845,177	(1)	$(239,605)	$1,605,572
Payable to Ironridge Global IV, Ltd.	1,489,623			1,489,623
Payable - Anthony Mason and Black Cat Exploration & Production, LLC	-	(1)	125,000	125,000
Unsecured convertible promissory notes payable, net of discount	663,054			663,054
Secured notes payable, net of discount	1,502,273	(1)	(850,000)	652,273
Convertible debentures	2,550,000			2,550,000
Total Current Liabilities	8,050,127		(964,605)	7,085,522

Total Long-Term Liabilities	7,832,623			7,832,623

Total Stockholders' Equity (Deficit)	(8,484,524)	(1)	(91,382)	(8,575,906)

Total Liabilities and Stockholders' Equity (Deficit)	$7,398,226		$(1,055,987)	$6,342,239

Montecito Asset Sale Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 1,500,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of December 31, 2012. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.  Currently, depositions are scheduled to begin in May 2013 and there has been no trial date set as of yet.  The Company has entered into settlement discussions, but if no acceptable resolution can be reached, it intends to vigorously defend itself against the lawsuit.

Texas Oil and Gas Operations

Commencing in the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated in oil and gas exploration and development activities in Texas, principally with Bayshore Exploration L.L.C. (Bayshore) in La Salle County, Texas.  During 2005, the Company acquired from Bayshore a 31.75% working interest (23.8125% net revenue interest) in the Cooke Ranch prospect, consisting of approximately 8,883 acres.  During 2006, the Company entered into an agreement with Bayshore to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75% working interest in approximately 2,268 acres.  Additionally during 2006, the Company entered into a Joint Exploration Agreement with Bayshore covering the 8,883 acres of the Cooke Ranch prospect. The Exploration Agreement provides for the Company and Bayshore to join together for the purpose of drilling exploratory wells and performing studies of the Cooke Ranch prospect acreage and acquiring additional prospective oil and gas properties on which to explore for, develop, and produce oil and gas.  During 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the exploration agreement.  The Company exercised its right to purchase its proportionate share (31.75%) of that lease and paid Bayshore for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retained approximately a 4% fully carried working interest in the Cartwright No. 3 well drilled on the new lease by third parties.

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells and participated with another entity in the drilling of a well in another county in Texas.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At December 31, 2012, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  At December 31, 2012, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the Company has evaluated whether oil and gas properties are impaired.  During 2006, 2008, and 2009, the Company determined that capitalized costs for wells drilled, for leasehold interest, and other related costs were in excess of the present value of estimated future cash flows from those properties.  As a result, the Company recognized impairment losses in the total amount of $3,847,192 during those years, including reducing the carrying value of wells drilled to zero.  During the years ended December 31, 2012 and 2011, management of the Company has performed evaluations of its oil and gas properties.  Management has also considered the market value of its nonproducing properties and concluded that impairment of $487,886 should be recorded at December 31, 2012 (none at December 31, 2011), reducing the carrying value of these properties to $100,000 at December 31, 2012.

Virgin Oil Agreement

On April 29, 2011, the Company entered into an Agreement of Merger (the Agreement) with PaxAcq Inc. (PaxAcq), a newly-created wholly-owned subsidiary of the Company, with Virgin Oil Company, Inc. (Virgin), and with Virgin Offshore U.S.A., Inc., a wholly-owned subsidiary of Virgin.  Pursuant to the terms of the Agreement, at closing, the shareholders of Virgin would have received an aggregate of 7,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Virgin and PaxAcq would have merged with and into Virgin, so that Virgin would become a wholly-owned subsidiary of the Company.  However, effective June 29, 2011, the Agreement was deemed null and void as a result of the Company’s inability to raise a net $5 million of equity within 60 days, as required under the terms of the Agreement.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Summary of Oil and Gas Properties

At December 31, 2012 and 2011, oil and gas properties, net of impairment losses recognized, consist of the following:

	2012	2011

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	1,055,987	-
Leasehold interest costs - Texas	100,000	505,663
Exploration agreement cost - Texas	-	1,200
Geological and geophysical costs - Texas	-	81,023
Wells - Texas	-	-

	$6,854,550	$6,286,449

NOTE 3 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011

Accrued salaries	$352,038	$573,644
Accrued payroll taxes	85,323	54,215
Accrued director fees	69,033	35,533
Accrued interest	909,606	381,113
Accrued registration rights penalties and interest	14,350	13,222
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,432,850	$1,060,227

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

The Order provided for the immediate issuance by the Company of 1,015,000 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 100,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has calculated that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 42,814,554 shares of common stock.  Additionally, during the three months ended December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge.  The expense was calculated to be $594,935 and is characterized as “Interest expense – Ironridge Global IV, Ltd.” in the accompanying consolidated statement of operations.

Pursuant to the Order, for every 420,000 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 9,710,000 shares of common stock during the nine months ended December 31, 2012.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The total issuances of 10,725,000 have been accounted for as 1) the issuance of 100,000 shares for fees in connection with the settlement transaction and 2) the issuance of 10,625,000 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 10,625,000 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $491,689.

NOTE 5 – NOTES PAYABLE

On September 3, 2008, the Company issued $225,000 of secured promissory notes to four individuals who were unaffiliated with the Company and $75,000 of secured promissory notes to two individuals who were related parties at the time.  All of these promissory notes accrued interest at 12% per annum, with interest payable monthly.  The promissory notes were originally due September 1, 2009 and were secured by all of the assets of the Company.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010, but were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constituted events of default under the notes.  Upon the occurrence of an event of default, the note holders had the right to exercise their rights under the security agreement associated with the notes.  These rights included, among other things, the right to foreclose on the collateral if necessary.  On or about November 2, 2011, the note holders filed a lawsuit in the First Judicial District Court of the State of Nevada in and for Carson City.  The plaintiffs were seeking a judgment for the payment of the outstanding notes and for immediate possession and/or sale of assets of the Company that were pledged pursuant to a security agreement, plus costs and attorney fees.  In March 2012, the plaintiffs sold their claims against the Company to Ironridge.  As further explained Note 4 to these consolidated financial statements, in March 2012 the Company and Ironridge entered into a stipulation to settle this and other claims acquired by Ironridge through the issuance of the Company’s common stock to Ironridge.  As a result of these transactions, the plaintiffs have dismissed the lawsuit.

Between July 9, 2009 and December 31, 2009, the Company’s two former officers and directors loaned the Company a total of $30,000 to provide working capital for the immediate needs of the Company.  These notes accrued interest at 12%, were not collateralized, and were originally due December 30, 2009.  With the change in management control in March 2010, accrued interest on these notes was paid through January 31, 2010 and the due dates of the promissory notes were extended to August 31, 2010.  The notes came due on August 31, 2010, but were not paid.  Both the non-payment of interest and the Company’s failure to repay the notes when they matured constitute events of default under the notes.  These note holders were among the plaintiffs who filed a lawsuit, as discussed in the previous paragraph, seeking a judgment for the payment of the outstanding notes. In March 2012, these plaintiffs also sold their claims against the Company to Ironridge.

To provide working capital to the Company, four parties advanced the Company $115,000 between March 28, 2011 and April 6, 2011.  As consideration for their advances, the Company issued warrants to these parties to acquire 11,500 shares of the Company’s common stock.  The warrants were originally exercisable for a period of five years at an exercise price of $3.00 per share.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $6,509 and recorded a corresponding discount to the liability for the advances.  On various dates during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2012, the reset exercise price of the warrants is $0.0087 per share based on the lowest of the conversion prices through that date.  As further explained in Note 19, the exercise price of these warrants has been further adjusted subsequent to December 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.  Of the amounts advanced, $100,000 was satisfied through the issuance of convertible debentures and warrants, as disclosed in Note 8.  The remaining $15,000 was to be repaid out of the first closing of the convertible debenture financing.  However, the advance was not repaid out of the first closing of that financing.  The advance accrued interest at the rate of 10% per annum.  In March 2012, this liability was sold to Ironridge.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

A summary of notes payable at December 31, 2012 and 2011 is as follows:

	2012	2011

2008 secured promissory notes to six individuals	$-	$300,000
2009 unsecured promissory notes to former officers	-	30,000
March 2011 advance	-	15,000

	$-	$345,000

NOTE 6 – UNSECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through December 2012, the Company has issued thirteen unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  Aggregate proceeds from the convertible promissory notes total $487,500.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes contain a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. During the year ended December 31, 2011, the Company received notices of conversion of notes totaling $139,000 and accrued interest of $6,400, which were converted into 536,533 shares of common stock, or a weighted-average conversion price of $0.271 per share.  During the year ended December 31, 2012, the Company received notices of conversion of notes totaling $194,500 and accrued interest of $7,300, which were converted into 5,828,861 shares of common stock, or a weighted-average conversion price of $0.0346 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $706,941 for the thirteen notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $400,938 for the year ended December 31, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $194,928 for the year ended December 31, 2011.  The carrying amount of these convertible promissory notes is $63,179 at December 31, 2012, representing their unconverted face amount of $133,000 less the unamortized discount of $69,821.  The carrying amount of these convertible promissory notes was $32,801 at December 31, 2011, representing their unconverted face amount of $120,000 less the unamortized discount of $87,199.

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through December 31, 2012, the Company received proceeds pursuant to five unsecured convertible promissory notes to GEL Properties, LLC (GEL), an unaffiliated entity.  Proceeds from the convertible promissory notes totaled $375,000.  Additionally, in August 2012 GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the year ended December 31, 2012, the Company received notices of conversion of notes totaling $282,238 and accrued interest of $4,826, which were converted into 6,154,149 shares of common stock, or a weighted-average conversion price of $0.0466 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $398,002 for the six notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $292,278 for the year ended December 31, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $21,035 for the year ended December 31, 2011.  The carrying amount of these convertible promissory notes is $83,072 at December 31, 2012, representing their unconverted face amount of $167,762 less the unamortized discount of $84,690.  The carrying amount of the convertible promissory note was $26,305 at December 31, 2011, representing its unconverted face amount of $75,000 less the unamortized discount of $48,695.

In September 2012, the Company received proceeds pursuant to an unsecured convertible promissory note to Prolific Group, LLC (Prolific), an unaffiliated entity.  Proceeds from the convertible promissory note were $20,000.  Additionally, in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders and in September 2012 purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the year ended December 31, 2012, the Company received notices of conversion of $35,850 and accrued interest of $268, which were converted into 1,313,220 shares of common stock, or a weighted-average conversion price of $0.0275 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $52,045 for the four notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $13,923 for the year ended December 31, 2012.  The carrying amount of these convertible promissory notes is $26,027 at December 31, 2012, representing their unconverted face amount of $64,150 less the unamortized discount of $38,123.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Various Other Individuals and Entities

Commencing in November 2011 and continuing through April 2012, the Company has issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes total $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest were due on dates ranging from August 1, 2012 to October 26, 2012.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  During the year ended December 31, 2012, the Company received notices of conversion of eight notes totaling $222,000 and accrued interest of $9,018, which were converted into 6,823,850 shares of common stock, or a weighted-average conversion price of $0.0339 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features has been estimated at a total of $528,240 for the thirteen notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $495,845 for the year ended December 31, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $32,395 for the year ended December 31, 2011.  Three of these notes were sold to Prolific in July 2012, as disclosed above.  The carrying amount of the two remaining convertible promissory notes is $45,000 at December 31, 2012, representing their unconverted face amount.  As of December 31, 2012, these two notes are in default.  The carrying amount of these convertible promissory notes was $5,112 at December 31, 2011, representing their unconverted face amount of $52,000 less the unamortized discount of $46,888.

Haverstock Master Fund, LTD and Common Stock, LLC

Upon execution of an equity facility with Haverstock Master Fund, LTD (Haverstock) in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.  The implementation fee, legal fees, and due diligence fees have been recorded as deferred financing costs in the accompanying consolidated balance sheet.  In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes mature on March 22, 2013 and bear interest at the rate of 8% per annum.  The Company is not required to make any payments until the maturity date.  These noteholders are  permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the year ended December 31, 2012, the Company received a notice of conversion from Haverstock of $25,898 of its convertible note, which was converted into 2,343,744 shares of common stock, or $0.0110 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The total fair value of this beneficial conversion feature has been estimated at $546,872, which has been recorded as a discount to the carrying amount of the convertible promissory note.  To the extent that the fair value of the beneficial conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discount will be amortized over the period from the issuance date to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discount in the amount of $439,281 for the year ended December 31, 2012.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

Magna Group, LLC and Hanover Holdings I, LLC

In November and December 2012, Magna Group, LLC (Magna) purchased the rights to $90,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that both notes held by Magna bear interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the year ended December 31, 2012, the Company received notices of conversion of $50,000, which was converted into 3,435,111 shares of common stock, or a weighted-average conversion price of $0.0146 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $243,725 for the two notes, which has been recorded as a discount to the carrying amount of the convertible promissory notes.  The discounts are being amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $205,917 for the year ended December 31, 2012.  The carrying amount of the remaining unconverted promissory note is $2,192 at December 31, 2012, representing its unconverted face amount of $40,000 less the unamortized discount of $37,808.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (Hanover), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.

The fair value of this beneficial conversion feature has been estimated at a total of $72,233 for the two notes, which has been recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $48,517 for the year ended December 31, 2012.  The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Five Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 100,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $0.10 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 7 to these consolidated financial statements.  As of December 31, 2012, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 25,000 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.  As of December 31, 2012, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 50,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are being amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $33,450 for the year ended December 31, 2012.  The carrying amount of these promissory notes is $205,290 at December 31, 2012, representing their unconverted face amount of $206,250 less the unamortized discount of $960.

$300,000 Convertible Promissory Note Offering

Commencing in March 2010, new management of the Company initiated the placement of unsecured convertible promissory notes to raise up to $300,000 for the payment of transaction expenses, payment of certain accounts payable, and to provide working capital.  These notes accrued interest at 9% per annum.  The number of shares of common stock and warrants to be issued upon such conversion was equal to a discount of 66% from the price of the common stock and warrants in the planned $3,000,000 placement of common stock and warrants.  As such, the conversion price was $0.51 per share of common stock and warrant to purchase one half share of common stock.  During the year ended December 31, 2011, the Company received notice of conversion of the remaining notes totaling $140,000, plus accrued interest of $10,788, which were converted into 295,664 shares of common stock and warrants to purchase 147,832 shares of common stock.  The warrants are exercisable at $4.50 per share until August 31, 2013.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Strategic IR, Inc.

On October 12, 2010, Strategic, IR, Inc. (Strategic), an unrelated third party, acquired the rights to certain of the Company’s past-due accounts payable totaling $193,676.  Strategic and the Company then agreed to convert the past-due accounts payable into Convertible Redeemable Notes Payable with an aggregate principal amount of $193,676.  These notes were due October 12, 2012 and accrued interest at 6%.  Interest was payable on or before the due date of the notes and was payable in shares of the Company’s common stock.  Strategic was entitled, at its option, to convert all or any portion of the principal of the notes, along with related accrued interest, into shares of the Company’s common stock at a conversion price equal to $0.50 per share.  On October 18, 2010, the note holder converted $43,676 of principal into 87,352 shares of common stock. During the three months ended March 31, 2011, the remaining $150,000 of principal and $4,219 of accrued interest were converted into 308,439 shares of common stock.

The fair value of the beneficial conversion feature was originally estimated at $193,676 for these convertible promissory notes, which was recorded as discounts to the carrying amount of the convertible promissory notes.  The discounts were amortized over the period from the issuance dates of the notes to the earlier of the maturity dates or the conversion dates.  The Company recognized interest expense from the amortization of the discounts in the amount of $133,561 for the year ended December 31, 2011.

A summary of unsecured convertible promissory notes at December 31, 2012 and 2011 is as follows:

	December 31, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Asher Enterprises, Inc.	$133,000	$69,821	$63,179	$120,000	$87,199	$32,801
GEL Properties, LLC	167,762	84,690	83,072	75,000	48,695	26,305
Prolific Group, LLC	64,150	38,123	26,027	-	-	-
Various Other Individuals and Entities	45,000	-	45,000	52,000	46,888	5,112
Haverstock Master Fund, LTD and Common Stock, LLC	344,102	107,591	236,511	-	-	-
Magna Group, LLC	40,000	37,808	2,192	-	-	-
Hanover Holdings I, LLC	25,500	23,717	1,783	-	-	-
Five Individuals	206,250	960	205,290	-	-	-

	$1,025,764	$362,710	$663,054	$247,000	$182,782	$64,218

NOTE 7 – SECURED NOTES PAYABLE

Black Cat Exploration & Production, LLC

As further described in Note 2, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the agreement, as amended, the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance was payable at the later of (i) June 25, 2012 or (ii) 30 days after production commenced from the Mustang Island Well, which was deemed to have occurred on August 29, 2012 when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The Company paid $25,000 toward the principal of this note during the three months ended June 30, 2012 and paid an additional $200,000 in November 2012, resulting in a balance of $850,000 at December 31, 2012.  The note bears interest at 11% per annum, is secured by a second lien mortgage on the properties acquired from Black Cat, and was subordinated to the bridge loan note described below.

As more fully described in Note 2 to these consolidated financial statements, on January 25, 2013, the Company and Black Cat entered into a Settlement Agreement and Mutual Release of Claims with Mr. Mason and Black Cat which, among other things, released the Company from its obligation to repay this promissory note and related accrued interest.

Montecito Offshore, L.L.C.

As further described in Note 2, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C. (Montecito).  Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note 8 to these consolidated financial statements.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but the due date was extended to August 15, 2011.  The note came due on August 15, 2011 and has not been paid.  The Company’s failure to repay the note when due constitutes an event of default under the note.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off this note, with accrued interest.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.  Currently, depositions are scheduled to begin in May 2013 and there has been no trial date set as of yet.  The Company has entered into settlement discussions, but if no acceptable resolution can be reached, it intends to vigorously defend itself against the lawsuit.

Bridge Loan Note

On March 6, 2012, the Company issued a secured bridge loan note in the amount of $277,500 and issued a warrant to purchase 125,000 common stock of the Company to an individual.  Proceeds to the Company from this loan were $250,000.  The bridge loan note bears interest at 11% per annum and the Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  The bridge loan note was secured by a deed of trust on certain oil and gas properties acquired from Black Cat as described in Note 2.  The warrants have an exercise price of $1.50 per share and expire on December 31, 2016.  In the event of default, the note holder was entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note was to be increased by $27,500.  This note was not repaid by May 5, 2012 and was in default.  Accordingly, the principal amount of the note was increased by $27,500 to $305,000.  In June 2012, the noteholder sold a 50% interest in this note to an entity related to the noteholder.  As described in Note 6, proceeds from an unsecured promissory note were used to reduce the balance by $100,000, resulting in a combined balance on the notes of $205,000.  During the period from July to December 2012, the noteholders sold the remaining principal balance of the notes to GEL ($75,000), Prolific ($40,000), and Magna ($90,000), all as disclosed in Note 6 to these consolidated financial statements.

Upon issuance, the Company determined the fair value of the warrants was $8,639 and recorded a corresponding discount to the convertible debentures.  The Company also recorded $27,500 as the original issue discount on this note.  The total discount of $36,139 has been amortized over the sixty day term of the note.  The Company recognized interest expense from the amortization of the discount in the amount of $36,139 for the year ended December 31, 2012.

On December 12, 2012, the Company and these noteholders entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may exist between the parties.  In connection with this settlement agreement, the Company issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  Additionally, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock, exercisable until December 12, 2013.  The exercise price of the warrant varies from a low of $0.05 per share at December 12, 2012 to $0.20 per share at December 12, 2013.

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

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.  As disclosed in Note 19 to these consolidated financial statements, What Happened LLC has sold $87,500 of the secured promissory note to GEL and Prolific, leaving a balance of $37,500 which is also expected to be sold. Upon completion of the sale of this note, the option will expire and the Company will retain the 3.75% carried working interest in settlement of the earning money deposit.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

La Jolla Cove Investors, Inc.

The Company and La Jolla Cove Investors, Inc. (La Jolla) entered into a Securities Purchase Agreement (the SPA) dated as of April 30, 2012 (the Closing Date).  Pursuant to the SPA, the Company issued La Jolla a Convertible Debenture in the amount of $200,000 (the Convertible Debenture) and an Equity Investment Agreement (the Equity Investment Agreement) in exchange for $100,000 in cash and a Secured Promissory Note (the Promissory Note) from La Jolla in the amount of $100,000 which is due on demand by the Company at any time after April 30, 2013.  La Jolla was required to prepay the Promissory Note on January 25, 2013 if certain conditions were met at that date.  However, the conditions were not met.

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

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued through December 31, 2012.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

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

During the period from September to December 2012, La Jolla sent the Company notices of conversion of $7,500 of the Convertible Debenture and notices of purchase of $75,000 under the Equity Investment Agreement.  Pursuant to this notification, the Company issued 2,011,974 shares of common stock at a weighted average price of $0.0410 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been estimated at $165,086, which has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $59,859 for the year ended December 31, 2012.  The carrying amount of this Convertible Debenture is $(12,737) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

A summary of secured notes payable at December 31, 2012 and 2011 is as follows:

	December 31, 2012			December 31, 2011
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Black Cat Exploration & Production, LLC	$850,000	$-	$850,000	$-	$-	$-
Montecito Offshore, L.L.C..	500,000	-	500,000	500,000	-	500,000
Bridge Loan Settlement Note	40,000	-	40,000	-	-	-
What Happened LLC	125,000	-	125,000	-	-	-
La Jolla Cove Investors, Inc.	92,500	105,227	(12,727)	-	-	-

	$1,607,500	$105,227	$1,502,273	$500,000	$-	$500,000

NOTE 8 – CONVERTIBLE DEBENTURES AND RELATED WARRANTS

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 20,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures are convertible at the holder’s option at any time into common stock at a conversion price originally set at $1.50 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $703,531 as of December 31, 2012.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company determined the fair value of the conversion feature was $1,110,308 and recorded a corresponding discount to the convertible debentures.  During the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2012, the reset conversion price of the debentures is $0.0087 per share based on the lowest of the conversion prices.  As further explained in Note 19, the conversion price of these debentures has been further adjusted subsequent to December 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.  During the period from August to December 2012, a debenture holder sent the Company notices of conversion of $32,889 of the accrued interest.  Pursuant to these notices, the Company issued 9,155,556 shares of common stock at a weighted average price of $0.0078 per share.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 1,700,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $3.00 per share.  The warrants became exercisable on a cashless basis six months after issuance because there was not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $1,256,886 and recorded a corresponding discount to the convertible debentures.  During the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2012, the reset exercise price of the warrants is $0.0087 per share based on the lowest of the conversion prices.  As further explained in Note 19, the exercise price of these warrants has been further adjusted subsequent to December 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $1,632,188 for the year ended December 31, 2012.  The Company recognized interest expense from the amortization of the discounts in the amount of $735,006 for the period from the issuance of the debentures in May 2011 through December 31, 2011.  The carrying amount of the convertible debentures is $2,550,000 at December 31, 2012, representing their unconverted face amount since the discount is now fully amortized.  The carrying amount of the convertible debentures was $917,812 at December 31, 2011, representing their unconverted face amount of $2,550,000 less the unamortized discount of $1,632,188.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 170,000 shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $3.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $125,688 and recorded a corresponding charge to deferred financing costs.  During the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2012, the reset exercise price of the warrants is $0.0087 per share based on the lowest of the conversion prices.  As further explained in Note 19, the exercise price of these warrants has been further adjusted subsequent to December 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method.  The Company amortized deferred financing costs in the amount of $199,451 for the year ended December 31, 2012.  The Company amortized deferred financing costs in the amount of $332,237 for the period from the issuance of the debentures in May 2011 through December 31, 2011.

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

NOTE 9 – ASSET RETIREMENT OBLIGATION

An asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The long-term asset retirement obligation represents the fair value of the obligation to the Company for shutting in the associated wells as determined using an expected cash flow approach with a credit-adjusted risk-free rate between 8.50% and 13.5%. The associated asset retirement costs are capitalized as part of the carrying amount of oil and gas properties and subsequently allocated to expense using the same method as used for oil and gas properties. Accretion expense is recorded in each subsequent period to recognize the changes in the liability for an asset retirement obligation either over the passage of time or due to revisions to the amount of the original estimate of undiscounted cash flows. The Company uses the designated credit-adjusted risk-free interest rate to calculate the increase in liability due to the passage of time.  During the years ended December 31, 2012 and 2011, the Company recognized $228 and $346, respectively, of accretion expense under this interest method.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The reconciliation of the asset retirement obligation for the years ended December 31, 2012 and 2011 is as follows:

Balance at December 31, 2010	$36,714
Liabilities incurred	-
Accretion expense	346

Balance at December 31, 2011	37,060
Liabilities incurred	-
Accretion expense	228

Balance at December 31, 2012	$37,288

NOTE 10 – DERIVATIVE LIABILITIES

Convertible Debentures and Related Warrants

As described in Notes 8 and 11 to these consolidated financial statements, the Company issued convertible debentures and various warrants which contain price ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $5,460,914 at December 31, 2012 and $2,471,483 at December 31, 2011.  The Company has recorded a loss on the change in the derivative liability of $3,067,345 for the year ended December 31, 2012 and recorded a gain on the change in the derivative liability of $362,346 for the year ended December 31, 2011.

The Company estimated the fair value of the embedded derivative using multinomial lattice models. Accordingly, the fair value of the embedded derivative as determined using the lattice model is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 46% in year one to a high of 48% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

Convertible Promissory Notes

As described above in Notes 6, 7, and 8 to these consolidated financial statements, the Company has issued unsecured convertible promissory notes to unaffiliated entities and individuals which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 46% in year one to a high of 48% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

The fair value of the embedded derivatives for unconverted notes was estimated to be $2,334,421 and $354,426 as of December 31, 2012 and December 31, 2011, respectively.  The Company recognized a loss from the change in fair value of these derivative liabilities of $1,277,163 for the year ended December 31, 2012. The Company recognized a gain from the change in fair value of these derivative liabilities of $34,587 for the year ended December 31, 2011.

NOTE 11 – COMMON STOCK

Reverse Stock Split

On October 12, 2012, the shareholders of the Company approved a 1-for-10 reverse common stock split.  The market effective date of the reverse stock split was November 2, 2012.  All references in these consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to this reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented, unless otherwise noted.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Issuance of Common Stock under Change of Control Agreement

On March 17, 2010, the Company entered into a “Change of Control and Recapitalization Agreement” with Charles Volk of San Francisco, California (the Change of Control Agreement).  Among other things, the Change of Control Agreement provided for the Company to issue 6,270,000 shares of the Company’s common stock to Mr. Volk and others upon the transfer to the Company of producing and non-producing oil and gas properties with minimum net tangible worth of $2,000,000, and an annual net cash flow of $1,000,000.  In July 2011, the Company and Mr. Volk entered into an agreement whereby Mr. Volk agreed to reduce the total number of shares issuable pursuant to the Change of Control Agreement to 1,000,000.  On August 29, 2012, the I-1 well in the Mustang Island 818-L lease was connected to the main offshore pipeline of the Six Pigs Processing facility.  Management of the Company deemed this event to meet the requirements for the issuance of the 1,000,000 shares of common stock under the Change of Control Agreement.  The issuance of common stock has been recorded as share-based compensation and recorded at $70,000, or $0.07 per share, based on the most recent closing price of the common stock at the time of connecting the well.

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

On November 7, 2012, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 500,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $47,500, or $0.095 per share, the closing price of the common stock on the date of the contract.

Issuance of Common Stock and Warrants for Cash

Commencing in September 2010, the Company sold common stock and warrants to purchase shares of common stock in a private placement.  The warrants are exercisable at $4.50 per share and expire on August 31, 2013.  During the year ended December 31, 2011, the Company sold 60,000 shares of common stock and warrants to purchase 30,000 shares of common stock.  Proceeds to the Company from the sale were $90,000, which were allocated $60,780 to the common stock and $29,220 to the warrants based on their relative fair values.

On October 23, 2012, the Company entered into a Unit Purchase Agreement with a trust and sold 500,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock at $0.10 per share.  Proceeds from the sale were $20,000, which were allocated $10,206 to the common stock and $9,794 to the warrants based on their relative fair values.  The warrants expire in October 2015.

Issuance of Common Stock to Officers, Directors and Employees

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On June 6, 2012, the Board of Directors authorized the issuance of common stock to certain officers and directors in satisfaction for monies owed to them.  Pursuant to this authorization, the Company issued 944,445 shares of common stock to five individuals.  The stock was valued at $42,500, or $0.045 per share, the amounts stated in the Board resolution.

Issuance of Common Stock in Settlement of Liabilities

In August 2011, the Company issued 40,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.  For accounting purposes, this issuance has been recorded at the amount of the liability settled of $60,000, or $1.50 per share.

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

Generally accepted accounting principles for stock options and compensation-based warrants require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the compensation expense to be recognized over the period during which an employee or other service provider is required to provide service in exchange for the award (the vesting period).  No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the accompanying consolidated balance sheet.

A summary of the status of stock option and compensation-based warrants at December 31, 2012 and 2011, and changes during the years then ended, is presented in the following table:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	1,375,000	$3.00	8.9 years	$377,500
Granted or issued	980,000	1.91
Canceled	(150,000)	3.80
Expired or forfeited	(400,000)	3.80

Outstanding at December 31, 2011	1,805,000	2.13	6.1 years	$-
Granted or issued	2,045,000	0.30
Expired or forfeited	(135,000)	1.50

Outstanding at December 31, 2012	3,715,000	0.81	2.9 years	$7,910

Exercisable at December 31, 2012	3,698,332	$0.80	2.9 years	$7,910

During the year ended December 31, 2012, the Company granted options and issued compensation-based warrants to certain consultants to acquire an aggregate of 2,045,000 shares of common stock at exercise prices ranging from $0.05 to $2.50 per share.  Of these options and compensation-based warrants, 1,985,000 vested immediately and 60,000 vest over twelve months.

During the year ended December 31, 2011, the Company granted options to an employee and to a new director to acquire an aggregate of 125,000 shares of common stock at $3.00 per share.  Of these options, 41,673 vested immediately and 83,327 vest over periods of up to two years.  Additionally, during the year ended December 31, 2011, options to acquire 350,000 shares of common stock were modified to reduce the exercise price from $3.80 to $3.00 per share and options to acquire 150,000 shares of common stock were canceled as part of the termination of services of a consultant.  The effects of these modifications on share-based compensation were not material.  Furthermore, effective August 31, 2011, the Company issued warrants to an officer to acquire 5,000 shares of common stock in connection with his release from his employment agreement.  These warrants are exercisable at $2.00 per share and expire three years after issuance.  In June 2011, the Company issued warrants to acquire 700,000 shares of common stock to its placement agent under a consulting agreement, all of which have been earned upon issuance.  The warrants are exercisable at $1.80 per share and contain full ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants was $334,438 and recorded share-based compensation in that amount.  As further explained in Note 19, the exercise price of these warrants has been adjusted subsequent to December 31, 2012 pursuant to the full ratchet anti-dilution protection provisions.  And, on November 14, 2011, the Company issued compensation-based warrants to acquire 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share to a consulting company.  These warrants vested immediately and expire on October 31, 2014.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

With the exception of the warrant to acquire 700,000 shares of common stock issued to the placement agent, the fair value of these stock options and compensation-based warrants was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of options and compensation-based warrants granted during the year December 31, 2012 was $0.840 per share.  The weighted-average assumptions used for the options granted during the year ended December 31, 2012 were risk-free interest rate of 0.24%, volatility of 249%, expected life of 1.9 years, and dividend yield of zero.  The weighted-average fair value of the stock options and compensation-based warrants granted during the year ended December 31, 2011 was $0.921 per share.  The weighted-average assumptions used for the options and compensation-based warrants granted during the year ended December 31, 2011 were risk-free interest rate of 0.80%, volatility of 233%, expected life of 3.1 years, and dividend yield of zero.   The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of the options granted is equal to the average of the vesting period and the term of the option, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the years ended December 31, 2012 and 2011, the Company reported compensation expense related to stock options and compensation-based warrants of $233,865 and $680,752, respectively.  As of December 31, 2012, there was approximately $26,000 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 0.4 years.  The intrinsic values at December 31, 2012 are based on a closing price of $0.0200 per share.

Other Stock Warrants

A summary of the status of other stock warrants at December 31, 2012 and 2011, and changes during the years then ended, is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2010	218,362	$4.50	2.7 years	$-
Issued	2,091,333	3.10

Outstanding at December 31, 2011	2,309,695	3.24	3.9 years	$-
Issued	1,055,000	0.60

Outstanding at December 31, 2012	3,364,695	$0.74	3.3 years	$21,261

NOTE 13 – EMPLOYMENT AGREEMENTS AND DIRECTOR AGREEMENTS

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
DECEMBER 31, 2012 AND 2011

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

As discussed in Note 2 to these consolidated financial statements, on January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Mason and Black Cat.  Among other things, Mr. Mason agreed to release the Company from all of his claims, which included unpaid compensation.  Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

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

With the resignation of Mr. Mason, as described above, Mr. Volk was reappointed as the Company’s Chief Executive Officer and President on January 31, 2013.

Director Agreements

The director agreements provide for annual compensation of $24,000.  Additionally, the agreements provide for additional compensation for service on any committees of the board of directors and for services on special projects beyond the scope of the standard duties of a director.

In June 2011, the Company’s board of directors approved the grant to the second outside director of an option to acquire 100,000 shares of common stock at an exercise price of $3.00 per share.  The option expires in May 2020.  One third of the options vested upon the grant date and the remaining two thirds vest on a monthly basis over the following two years.

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

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,460,914	$-	$5,460,914

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$2,334,421	$-	$2,334,421

Liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$2,471,483	$-	$2,471,483

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$354,426	$-	$354,426

 As further described in Note 10, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

NOTE 15 – RELATED-PARTY TRANSACTIONS

Warren Rothouse was appointed to be a director of the Company in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety).  Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provides for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 500,000 shares of restricted common stock of the Company and warrants to purchase 750,000 shares of the Company’s common stock.  The exercise price of the warrants is $0.10 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.  In connection with the issuance of the common stock, the Company recognized compensation expense of $47,500, or $0.095 per share, the closing price of the common stock on the date of the contract.  The Company also recognized compensation expense of $68,775 for the fair value of the warrants, which are immediately exercisable.

NOTE 16 – COMMITMENTS

Lease Commitment

In June 2011, the Company entered into a new lease for office space in California under the terms of an operating lease.  The term of the lease is from June 15, 2011 through May 31, 2016.  The lease provides for payments of $3,653 per month at the inception of the lease and increasing periodically to $4,018 per month at the end of the lease.  Minimum lease commitments at December 31, 2012 for the remaining term of the lease are as follows:

Year ending December 31,
2013	$43,830
2014	45,413
2015	47,543
2016	20,089
Thereafter	-

Total	$156,875

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Lease expense charged to operations for the years ended December 31, 2012 and 2011 was $48,715 and $28,122, respectively.

Financing Commitment

On January 14, 2013 the company received a loan commitment letter from Ventana Group LLC (“Ventana”) as lead arranger on behalf of Whitehorse Capital as lender for the refinancing of the VM179 existing loans and project development. Terms of the Credit Facility are a $8,500,000 term loan. The availability is $3,500,000 immediately upon closing with balance to be drawn down within 90 days of initial funding on a schedule approved by all parties. The loan term is 48 month amortization with 36 month call. The interest rate is an annual fixed rate of 14.95%. The loan has a pre-payment penalty which is yield maintenance for 24 months. The company will grant the lender a first priority; perfected security in its working interest and leasehold rights and privileges in Lease OCS-G 33597, covering certain portions of Vermilion Block 179 in the state of Louisiana. Lender shall be entitled to 3.00% hybrid override of all oil and gas production from the borrower’s existing production. The override formula will be based on gross sales of oil production minus existing royalty payments. This override shall be for the lifetime of the production of borrowers existing and new oil and gas assets on the properties. The loan is subject to final approval of Ventana investors’ credit committee.   The Company has deferred financing costs of $75,000 previously paid to Ventana.

NOTE 17 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2012 and 2011:

	2012	2011

Operating loss carry forwards	$3,950,488	$2,937,447
Oil and gas properties	962,227	543,137
Accrued compensation	272,415	225,553
Stock-based compensation	239,807	194,762
Property and equipment	237	367
Valuation allowance	(5,425,174)	(3,901,266)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased by $1,523,908 and $1,068,917 for the years ended December 31, 2012 and 2011, respectively.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2012 and 2011:

	2012	2011

Income tax benefit at statutory rate	$(4,506,732)	$(2,345,168)
Share-based compensation	50,499	1,025,820
Interest expense - Ironridge Global IV, Ltd.	202,278	-
Amortization of discount on convertible debt and other notes	1,243,834	381,985
Change in fair value of derivative liabilities	1,477,133	(134,957)
Other non-deductible expenses and adjustments	9,080	3,403
Change in valuation allowance	1,523,908	1,068,917

Income Tax Expense	$-	$-

As of December 31, 2012, the Company has operating loss carryforwards of approximately $11.6 million.  The operating losses expire, if not used, from 2025 through 2032.  The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the states of Texas and California.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2009.  During the years ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2012, the Company had the following noncash investing and financing activities:

•
The Company issued 5,828,861 shares of common stock to Asher Enterprises, Inc. as a result of the conversion of $194,500 of principal of 8% convertible promissory notes and $7,300 of related accrued interest.

•
The Company issued 6,154,149 shares of common stock to GEL Properties, LLC as a result of the conversion of $282,238 of principal of 6% convertible promissory notes and $4,826 of related accrued interest.

•
The Company issued 1,313,220 shares of common stock to Prolific Group, LLC as a result of the conversion of $35,850 of principal of 6% convertible promissory notes and $268 of related accrued interest.

•
The Company issued 6,823,850 shares of common stock to various unaffiliated entities or individuals as a result of the conversion of $222,000 of principal of 8% convertible promissory notes and $9,018 of related accrued interest.

•	The Company issued 2,343,744 shares of common stock to Haverstock Master Fund, LTD as a result of the conversion of $25,898 of principal of 8% convertible promissory notes.

•	The Company issued 3,435,111 shares of common stock to Magna Group, LLC as a result of the conversion of $50,000 of principal of 12% convertible promissory notes.

•	The Company issued 1,739,247 shares of common stock to La Jolla Cove Investors, Inc. as a result of the conversion of $7,500 of principal of 4.75% convertible debentures.
•	The Company issued 4,155,555 shares of common stock to a debenture holder as a result of the conversion of $32,389 of accrued interest on convertible debentures.

•
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

•	The Company issued 10,625,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of $491,689 of the liability under the settlement.

•	The Company issued 944,445 shares of common stock to certain officers and directors in satisfaction of $42,500 of the liability owed to them by the Company.

•	The Company issued a convertible promissory note to Haverstock in payment of deferred financing costs totaling $295,000, which are recorded in the accompanying consolidated balance sheet.

•	The Company issued a promissory note in the amount of $40,000 to certain holders of the bridge loan in settlement of certain obligations.

During the year ended December 31, 2011, the Company had the following noncash investing and financing activities:

•
The Company issued 295,664 shares of common stock to various individuals as a result of the conversion of $140,000 of principal of 9% convertible promissory notes and $10,788 of related accrued interest.

•
The Company issued 536,533 shares of common stock to Asher Enterprises, Inc. as a result of the conversion of $139,000 of principal of 8% convertible promissory notes with an unaffiliated entity and $6,400 of related accrued interest.

•
The Company issued 308,439 shares of common stock to Strategic, IR, Inc. as a result of the conversion of $150,000 of principal of 6% convertible promissory notes with an unaffiliated entity and $4,219 of related accrued interest.

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

•	The Company issued 40,000 shares of common stock to a consultant in settlement of $60,000 of consulting fees that were owed to the consultant.

The Company paid $61,300 and $17,205 for interest during the years ended December 31, 2012 and 2011, respectively.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 19 – SUBSEQUENT EVENTS

Issuance of Convertible Promissory Notes

On February 27, 2013, the Company issued an unsecured convertible promissory note to Asher.  Proceeds from the convertible promissory note were $53,000.   The convertible promissory note bears interest at 8% per annum and is due on December 1, 2013.  In general, the note is convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.

During January and February 2013, the Company received $110,000 under an unsecured note arrangement with GEL.  The unsecured convertible promissory notes accrue interest at 6% per annum.  The principal and unpaid accrued interest are due July 24, 2013.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

On February 28, 2013, the Company issued an unsecured convertible promissory note to Prolific.  Proceeds from the convertible promissory note were $25,000.  The unsecured convertible promissory note accrues interest at 6% per annum.  The principal and unpaid accrued interest are due February 28, 2014.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

Conversion of Promissory Notes

Between January 1, 2013 and March 22, 2013, Asher converted $73,000 of unsecured convertible promissory notes plus accrued interest of $2,800 into 19,641,578 shares of common stock at a weighted-average conversion price of $0.00386 per share.

Between January 1, 2013 and April 10, 2013, GEL converted $80,653 of unsecured convertible promissory notes plus accrued interest of $1,204 into 19,958,747 shares of common stock at a weighted-average conversion price of $0.00410 per share.

Between January 1, 2013 and February 14, 2013, Prolific converted $39,150 of unsecured convertible promissory notes plus accrued interest of $283 into 9,484,412 shares of common stock at a weighted-average conversion price of $0.00416 per share.

Between January 1, 2013 and January 24, 2013, Magna converted $40,000 of unsecured convertible promissory notes into 5,394,042 shares of common stock at a weighted-average conversion price of $0.00742 per share.

On February 11 and 12, 2013, notes totaling of $45,000 of the unsecured convertible promissory notes plus accrued interest of $1,667 with two individuals were converted into 10,726,476 shares of common stock at a weighted-average conversion price of $0.00435 per share.

On March 12, 2013, Haverstock converted $22,100 of the unsecured convertible promissory note into 2,000,000 shares of common stock at a conversion price of $0.0111 per share.

Certain of these conversions and issuances of common stock triggered the reset of the conversion price of the convertible debentures in the amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 2,581,500 shares of common stock pursuant to the full ratchet anti-dilution protection provisions of these agreements.  See Notes 5, 8, and 12 for further disclosure of these provisions.  As of April 10, 2013, the reset conversion price of the debentures and exercise price of the related warrants is $0.0027 per share based on the lowest of the conversion prices.

WORTHINGTON ENERGY, INC.
FORMERLY KNOWN AS PAXTON ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Conversion of Debentures

Between January 1, 2013 and April 4, 2013, one debenture holder submitted conversion notices to convert an aggregate of $85,000 of its debenture and accrued interest into an aggregate of 17,000,000 shares of common stock at a conversion price of $0.005 per share.

Issuance of Common Stock to La Jolla Cove Investors, Inc.

Between January 1, 2013 and April 2, 2013, La Jolla sent the Company notices of conversion of $7,300 of the Convertible Debenture and notices of purchase of $73,000 under the Equity Investment Agreement.  Pursuant to these notifications, the Company issued 14,719,922 shares of common stock as a weighted average price of $0.00546 per share.

Ironridge Global IV, Ltd. Settlement

Between January 1, 2013 and April 5, 2013, the Company issued an additional 32,189,554 shares of common stock to Ironridge pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”), as further described in Note 4 to these consolidated financial statements.  Based on the Company’s calculations under the Order, the Company believes that these issuances represented the balance of shares of common stock due to Ironridge under the Order.  However, on April 9, 2013, the Company authorized the issuance of an additional 10,310,466 shares of the Company’s common stock to Ironridge.  Management believes the request delivered to the Company by Ironridge was in error and resulted in an issuance of common stock in excess of the Company’s obligation under the order. The Company has had initial discussions with Ironridge regarding the return of the additional shares that were issued in error, but Ironridge has refused.   The Company and Ironridge have different interpretations regarding several provisions of the Order used to determine the number of shares issuable.  At this time, the Company is considering all of its available legal and equitable options in this matter.

Issuance of Common Stock and Warrants for Cash

On February 13 and 25, 2013, the Company entered into Common Stock and Warrant Purchase Agreements with two individuals and sold 5,000,000 shares of common stock at $0.01 per share and issued warrants to purchase 5,000,000 shares of common stock.  Proceeds from the sale were $50,000.  The warrants are exercisable at $0.05 per shares and expire in February 2016.

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 2,000,000 shares of common stock at $0.005 per share.  Proceeds from the sale were $10,000.

Issuance of Common Stock to Officer and Employee

On February 6, 2013, the Board of Directors authorized the issuance of common stock to Charles Volk in satisfaction for monies owed to him.  Pursuant to this authorization, the Company issued 5,000,000 shares of common stock to the Company’s chairman.  The stock was valued at $25,000, or $0.005 per share, the amounts stated in the Board resolution.

On February 6, 2013, the Board of Directors also authorized the issuance of common stock to an employee of the Company for services previously rendered.  Pursuant to this authorization, the Company issued 500,000 shares of common stock to the employee.  The stock was valued at $3,250, or $0.0065 per share, the closing price per share of the Company’s common stock on the date of the Board resolution.

David Pinkman, Appointment to Board and Directors

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 1,000,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 1,000,000 shares of the Company’s common stock at $0.05 per share.

Debt Purchase Agreement and Amendment of Notes Payable

On February 26, 2013, What Happened LLC sold $50,000 of its secured promissory note to Prolific and $37,500 of its secured promissory note to GEL, leaving a balance of $37,500 on the promissory note.  Immediately after the sales, the notes with Prolific and with GEL were amended to accrue interest at 6% per annum, to have a maturity date of February 26, 2014, and to be convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we hope to create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2013 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we hope to occur by the end of fiscal 2013, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.  In addition, management is working to establish a system to administratively review, audit or verify the reporting by Bayshore of revenues and expenditures in connection with the oil and gas properties on which we conduct activities.

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists solely a Chief Executive Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

Form 8-K Information

Asher Financing

On October 19, 2012, we entered into a Securities Purchase Agreement with Asher providing for the sale by us to Asher of an 8% convertible note in the principal amount of $32,500. For a complete description, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Asher Financings.”

Hanover Financings

On November 26, 2012 and December 17, 2012, we entered into securities purchase agreements with Hanover, providing for the sale by us to Hanover of 12% convertible notes in the aggregate principal amount of $25,500. For a complete description, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Hanover Holdings I, LLC.”

Amendment to Secured Notes

Portions of the Secured Note issued to Kapoor were assigned, with GEL acquiring the rights to $75,000 of principal on August 9, 2012, Prolific acquiring the rights to $40,000 of principal on September 27, 2012, and Magna acquiring the rights to $90,000 in two transactions on November 26, 2012 and December 11, 2012.  On August 9, 2012, September 27, 2012, November 26, 2012 and December 11, 2012, we entered into amendments with GEL, Prolific and Magna, pursuant to which we amended the maturity date and interest rate of the notes and provided by rights to convert the notes into our common stock.  For a complete description, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sanjay Kapoor – Secured Debt Financing.”

Sales of Unregistered Securities

As of September 30, 2012, we had 31,363,819 shares issued and outstanding.   As of December 31, 2012, we had 57,112,238 shares issued and outstanding.   As a result, during the quarter ended December 31, 2012, we issued 25,748,419 shares of common stock, along with convertible notes, convertible debentures and warrants to acquire shares of our common stock.  These issuances, in the aggregate, exceeded the 5% threshold required for disclosure pursuant to a Form 8-K.  For a complete description of securities issued during the quarter ended December 31, 2012, see “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.”

Resignation of Tomer Tal

Effective April 11, 2013, Tomer Tal resigned for personal reasons, effective immediately, as Secretary of the Company.  In submitting his resignation, Mr. Tal did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.  A copy of his resignation letter is attached to this Annual Report as exhibit 99.02.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 10, 2013 are set forth below:

Name	Age	Title
Charles F. Volk, Jr.	53	Chairman of the Board of Directors, Chief Executive Officer and Treasurer
Tomer Tal	45	Secretary
Warren Rothouse	51	Director
David Pinkman	56	Director

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

Tomer Tal has been our Secretary since October 2012.  Mr Tal resigned as Secretary on April 11, 2013.  Since August of 2001, Mr. Tal has been the President of New Venture Attorneys, P.C.  From August of 2001 until July of 2001, Mr. Tal was Vice President and General Counsel of CAVU, Inc. a broadband wireless carrier.  From August of 1998 to August of 2000, Mr. Tal was Vice President and General Counsel of Military Commercial Technologies, Inc., a venture capital firm focused on commercializing proven military technologies.  From August of 1996 to August of 1998, Mr. Tal was an attorney with Wilson Sonsini, Goodrich & Rosati, where he practiced in the areas of venture capital funding.  Mr. Tal received his Juris Doctorate and Masters in Business Administration Degrees from Santa Clara University in 1995 and his Bachelors of Science in Financial Services from San Diego State University in 1991.

Warren Rothouse has been a Director since October 2012. Since February 2003, Mr. Rothouse has been Managing Director of Surety Financial Group. From 1997 to 2003, Mr. Rothouse was owner of Country Stove & Chimney Shoppe. From 1989 to 1997 Mr. Rothouse was a Sales Manager at Thulman Eastern Corporation, a sub-contractor to the building industry. From 1986 to 1989 Mr. Rothouse was a Sales Representative at Thulman Eastern Corporation. Mr. Rothouse attended Towson State University.

David Pinkman has been a Director since January 2013. Mr. Pinkman is CFO and a director of Saccharum Energy Corp., a TSX Venture Exchange-listed junior oil and gas exploration company, and has held these positions since October, 2009.  He is also currently a director of Red Rock Energy Inc., a TSX Venture Exchange-listed junior uranium exploration and oil and gas exploration company, and has held that position since April, 2005.  Previously, he was CFO and a director of PanWestern Energy Inc., a listed junior oil and gas company, and served in those roles from November, 2001 to April, 2010.  He was also President and a director of Explorator Resources Inc., a CPC company, and held those positions from September 2005 to January, 2007.  Prior to that, he was Vice President and a director of Powermax Energy Inc., a TSXV-listed oil and gas issuer, from January 2002 until September, 2005.  He was also a director of Renewable Power & Light Plc., an AIM-listed independent power production company, from June, 2006 to October, 2007.  From January 2001 to November 2001, Mr. Pinkman was Vice President, International, of Maxim Power Corp. (formerly Jupiter Power International Inc.) (TSXV listed).  He was executive Chairman and a director of Jupiter Power International Inc. prior thereto and from August 1993 until December 2000.

Mr. Pinkman was a partner at the law firm Pinkman, McArdle, Barristers and Solicitors from 1991 until December 2000.  Called to the bar in 1985, as a lawyer he has practiced primarily in the areas of corporate and securities law.  He has served on the boards of a number of public and private companies carrying on business in the resource and other industries.  In addition, Mr. Pinkman has served on the boards of a variety of local volunteer organizations, and continues to serve as a director and Vice-President of Wild Rose Motocross Association, a non-profit association registered under the Societies Act (RSA 1980, as amended).  Mr. Pinkman obtained a BA degree from the University of Calgary in 1980, and an LLB degree from the University of British Columbia in 1984.

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

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Charles Volk and David Pinkman have relationships which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Warren Rothouse is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2012, our board of directors held 7 meetings   and approved certain actions by unanimous written consent. We currently do not have any board committees.  The board as a whole carries out the functions of the audit, compensation and nominating committees. We expect our directors to attend all board meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that with respect to the fiscal year ended December 31, 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 11 - EXECUTIVE COMPENSATION
Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, up to the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($) (4)	Bonus Paid or Accrued ($)	Stock Awards ($)		All Other Compensation ($) (5)	Total ($)
Charles Volk (1)	2012	$$240,000	$$13,884	$$70,000	(6)	$$9,380	$$333,264
Chairman, Chief Executive Officer, President and Director	2011	$240,000	$50,000	$2,850,000	(7)	$7,791	$3,147,791

Anthony Mason (2) Chief Executive Officer, President and Director	2012	$163,333	$0	$0		$0	$163,333

James Burden (3) President, Secretary, and Director	2011	$180,000	$37,500	$142,500	(8)	$0	$360,000

(1)
Mr. Volk was appointed Chairman of the Board, President and Chief Executive Officer on March 17, 2010, resigned as President and Chief Executive Officer on April 26, 2012 and was re-appointed President and Chief Executive Officer on January 31, 2013.

(2)	Mr. Mason was appointed President and Chief Executive Officer on April 26, 2012, appointed to the Board on October 12, 2012 and resigned such positions on January 31, 2013.

(3)	Mr. Burden was appointed President, Secretary and a Director on March 17, 2010. Mr. Burden resigned as President on June 15, 2011 and as Secretary and a Director on August 13, 2012.

(4)
This column represents the aggregate amounts accrued under the named executive officer’s employment contract. Of the amounts accrued for Mr. Volk, he received payments of $197,420 and $218,755 during the years ended December 31, 2012 and 2011, respectively. Of the amounts accrued for Mr. Mason, he received payment of $71,000 during the year ended December 31, 2012. Of the amounts accrued for Mr. Burden, he received payment of $4,500 during the year ended December 31, 2012. The balance of Mr. Volk’s, Mr. Mason’s and Mr. Burden’s accrued compensation is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2012.

(5)
On May 10, 2011, the Board of Directors authorized Mr. Volk to join clubs in furtherance of the interests of the Company.  Club dues paid were $9,380 and $7,791 for the years ended December 31, 2012 and 2011, respectively.

(6)
This represents the issuance date fair value of 1,000,000 shares issued to Mr. Volk or his designees pursuant to a Change of Control and Recapitalization Agreement, originally entered into on March 17, 2010.

(7)	This represents the award date fair value of a stock award of 1,500,000 shares to Mr. Volk and the Charles Volk Revocable Family Trust.

(8)	This represents the award date fair value of a stock award of 75,000 shares to the James and Kathryn Burden Trust dated November 3, 1992.

Option/SAR Grants in Fiscal Year Ended December 31, 2012

None.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Charles F. Volk, Jr.	5/18/2010	300,000	0	2.40	5/17/2020

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2012, about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2010 Stock Option Plan, which was approved by the Board of Directors and shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	880,000	$2.52	1,120,000
Equity compensation plans not approved by security holders	-	-	-
Total	880,000	$2.52	1,120,000

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Chairman of the Board

Effective April 1, 2010, we entered into an employment agreement with Mr. Volk. This employment agreement’s initial term was from April 1, 2010 through December 31, 2012, and renews automatically for one-year periods thereafter. The annual base compensation under the agreement is $240,000.

Additionally, the agreement provides for aggregate incentive compensation for Mr. Volk equal to 1.75% of the gross transaction value of any acquisition of oil or gas assets or 1.75% of the gross transaction value of any sale or merger transaction, other than those acquisitions contemplated under the Change of Control Agreement executed in March 2010. Furthermore, our compensation committee may adopt an incentive bonus plan for management based upon the occurrence of various other milestones.

As additional compensation, the agreement provided for us to recommend to the administrative committee that Mr. Volk be granted options to acquire 300,000 shares of our common stock. On May 18, 2010, our Board of Directors approved the grant of options to acquire a total of 300,000 shares of common stock at an exercise price of $2.40 per share. The options have a term of ten years and vested upon the grant date. However, these options were subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

The employment agreement can be terminated at any time for cause and can be terminated by the employee with four months written notice. We may terminate the agreement without cause upon six months written notice and upon the payment of a severance amount equal to one year’s base salary and the payment of any incentive compensation based on transactions that are under an agreement or signed letter of intent, subject to their closing within six months of the effective date of termination. In the event of the death of the officer, we are obligated to pay the severance amount described above.

Mr. Volk resigned as Chief Executive Officer and President on April 26, 2012, and remains as the Company’s Chairman of the Board of Directors. Effective April 26, 2012, the employment agreement between the Company and Mr. Volk was amended (the “Amendment”).

Pursuant to the Amendment, the term of the employment agreement was extended until December 31, 2013 and the initial base salary under the employment agreement shall be increased when the Company achieves production of certain barrel of oil equivalent per day (“BOEPD”) as follows:

Base Salary (per annum)	BOEPD

$300,000	500
$420,000	2,000
$540,000	4,000

Furthermore, upon the Company achieving 500 BOEPD, Mr. Volk shall be entitled to use of a Company-leased Jaguar XJ or other comparable lease.  In addition, Mr. Volk shall also receive health insurance paid for by the Company.

Director Agreements

We entered into a one year consulting agreement with Mr. Pinkman on February 1, 2013 under which Mr. Pinkman provides us with specific expertise relating to our oil and gas projects, specifically the VM 179 oil prospect.  In addition, the agreement required Mr. Pinkman as to join our Board of Directors.  For those services listed above, we pay Mr. Pinkman a fee of $8,333.33 per month, granted Mr. Pinkman 1,000,000 shares of common stock and issued him a 5 year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Total ($)
Clifford W. Henry (1)	$24,000	(4)	$24,000
Paul Jordan (2)	$24,000	(5)	$24,000
Warren Rothouse (3)	$8,000		$8,000
Total:	$56,000		$56,000

(1)	Mr. Henry was appointed a director on March 17, 2010 and resigned on January 31, 2013.

(2)	Mr. Jordan was appointed a director on June 7, 2011 and resigned on January 31, 2013.
(3)	Mr. Rothouse was appointed a director on October 12, 2012.

(4)
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

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2013:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Worthington Energy, Inc., 220 Montgomery Street, #1094, San Francisco CA 94104-3413.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Charles F. Volk, Jr.	Common Stock	7,355,556	(3)	3.54%
Tomer Tal	Common Stock	0		0%
Warren Rothouse	Common Stock	0		0%
David Pinkman	Common Stock	2,000,000	(4)	*
Officers and Directors as a Group (4 persons)	Common Stock	9,355,556	(5)	4.48%
___________________________
* Denotes less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 207,537,435 shares of common stock issued and outstanding as of April 10, 2013.

(3) Includes 300,000 shares of common stock underlying options currently exercisable or exercisable within 60 days.  Also includes 6,400,000 shares of common stock owned by the Charles Volk Revocable Family Trust. Charles Volk, as the Trustee of the Charles Volk Revocable Family Trust has investment and voting control over the shares held by the trust.

(4) Includes 1,000,000 shares of common stock issuable upon exercise of warrants.

(5) Includes 300,000 shares of common stock underlying options currently exercisable or exercisable within 60 days and 1,000,000 shares of common stock issuable upon exercise of warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Warren Rothouse was appointed to be a director in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (“Surety”).  Surety has provided us with investor relations services in recent years.  On November 7, 2012, we entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provides for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 500,000 shares of our restricted common stock and warrants to purchase 750,000 shares of our common stock.  The exercise price of the warrants is $0.10 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.

On January 25, 2013, we entered into the Settlement Agreement with Mason and Black Cat.  Pursuant to the terms of the Settlement Agreement, we agreed to pay Black Cat and/or Mason the Settlement Payment. In the event that we obtain a credit facility in an amount equal to or greater than $3,500,000, the full amount of the Settlement Payment then outstanding will become immediately due and payable.  In addition, we agreed to transfer to Black Cat all title and interest we owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Purchase Agreement.  Furthermore, all production from the I-1 well, from the date the well went online (approximately August 30, 2012) was transferred to Black Cat in connection with the Settlement Agreement.

Black Cat agreed to return to us for cancellation the 4.5 million shares of our common stock it received in connection with the Purchase Agreement as well as all studies and engineering information related to the VM 179 seismic acquisition.  Further, in connection with the Settlement Agreement, Mason agreed to resign as our President, Chief Executive Officer and a Director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

	Fiscal year ended December 31,
	2012	2011
Audit fees	$82,900	$44,000
Audit-related fees	$—	$—
Tax fees	$9,000	$7,000
All other fees	$—	$—

Audit Fees

We were billed $82,900 for professional services rendered for the audit and reviews of our 2012 annual and interim financial statements.  We were billed $44,000 for professional services rendered for the audit and reviews of our 2011 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2012 and 2011, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2012 and 2011, we were billed $9,000 and $7,000 respectively, for professional services rendered for tax compliance.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.04	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Quarterly Report of Form 10-Q filed on August 23, 2010, SEC File No. 000-52590.
3.05	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2012.
3.06	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on November 1, 2012.
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.01	Employment Agreement between the Company and Charles F. Volk, Jr.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.02	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.03	Asset Sale Agreement, dated as of March 28, 2011, by and between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
10.04	First Addendum to Asset Sale Agreement dated April 7, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 11, 2011.
10.05	Agreement of Merger dated April 29, 2011, between Paxton Energy, Inc., PaxAcq Inc., Virgin Oil Company, Inc., and Virgin Offshore U.S.A., Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2011.
10.06	Form of Subscription Agreement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.07	Form of Convertible Secured Debenture, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.08	Form of Warrant, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.09	Form of Mortgage, Assignment, Security Agreement and Financing Statement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.10	Second Addendum to Asset Sale Agreement dated May 2, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.11	Form of Subordinated Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.12	Form of Assignment and Assumption Agreement.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.

10.13	Employment Agreement, dated June 15, 2011, by and between Paxton Energy, Inc. and Robert Fulton Smith, Jr.	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2011.
10.14	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.15	Form of Convertible Promissory Note, issued February 7, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.16	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.17	Form of Convertible Promissory Note, issued April 5, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.18	Amended and Restated 2010 Incentive Stock Option Plan	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.19	Securities Purchase Agreement, dated as of August 12, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.20	Form of Convertible Promissory Note, issued August 12, 2011	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.21	Form of Asset Sale Agreement, dated as of October 25, 2011, by and between Paxton Energy, Inc. and Black Sands Energy, LLC	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.22	Convertible Redeemable Secured Note, dated August 10, 2011, issued by Paxton Energy, Inc. to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2011.
10.23	Purchase and Sale Agreement dated November 14, 2011, between Paxton Energy, Inc. and Black Cat Exploration & Production, LLC	Incorporated by reference to the amended Current Report on Form 8-K/A filed on November 22, 2011.
10.24	Securities Purchase Agreement, dated as of November 14, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.25	Form of Convertible Promissory Note, issued November 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.26	Subscription Agreement, dated as of November 21, 2011, by and between Paxton Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.27	Form of Convertible Promissory Note, issued November 21, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.28	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and Luis Urroz	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.29	Form of Convertible Promissory Note, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.30	Form of Common Stock Purchase Warrant, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.31	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.32	First Amendment to Subscription Agreement, dated as of December 23, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.33	Form of Convertible Promissory Note, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.34	Form of Common Stock Purchase Warrant, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.35	Securities Purchase Agreement, dated as of December 20, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.36	Form of Convertible Promissory Note, issued December 20, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.37	Form of Subscription Agreement, dated as of December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.

10.38	Form of Convertible Promissory Note, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.39	Form of Common Stock Purchase Warrant, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.40	Form of Subscription Agreement	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.41	Form of Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.42	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.43	First Amendment to Purchase and Sale Agreement, dated as of March 5, 2012 by and between Worthington Energy, Inc. and Black Cat Exploration & Production LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.44	Convertible Note, dated August 10, 2011, issued to GEL Properties, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.45	Form of Deed of Trust, Security Agreement and Financing Statement Covering as Extracted Collateral, dated March 6, 2012 by PaxAcq, Inc. in favor of Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.46	Form of Secured Promissory Note, issued March 6, 2012 to Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.47	Form of Common Stock Purchase Warrant, issued March 9, 2012 to Anna Rancher	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.48	Form of Subscription Agreement, dated as of March 14, 2012 by and between Worthington Energy, Inc. and Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.49	Form of Convertible Promissory Note, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.50	Form of Common Stock Purchase Warrant, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.51	Form of Subscription Agreement, dated as of March 26, 2012 by and between Worthington Energy, Inc. and New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.52	Form of Convertible Promissory Note, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.53	Form of Common Stock Purchase Warrant, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.54	Form of Subscription Agreement, dated as of March 2, 2012, by and between Worthington Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.55	Form of Convertible Promissory Note, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.56	Form of Common Stock Purchase Warrant, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.57	Securities Purchase Agreement, dated as of March 5, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.58	Form of Convertible Promissory Note, issued March 5, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.59	Purchase and Sale Agreement, between Worthington Energy, Inc. and D Bar Leasing Inc., dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.60	Employment Agreement, between Worthington Energy, Inc. and Anthony Mason, dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.61
Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2012 and incorporated herein by reference.
Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.

10.62	Form of Convertible Promissory Note, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.63	Form of Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.64	Securities Purchase Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.65	Form of 4 3/4 % Secured Convertible Debenture, issued April 30, 2012 to La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.66	Equity Investment Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.67	Secured Continuing Personal Guaranty, dated April 30, 2012, issued by Charles F. Volk, Jr. Anthony Mason and Samuel J. Butero in favor of La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.68	Amendment to Employment Agreement, dated April 26, 2012, by and between Worthington Energy, Inc. and Charles Volk	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.69	Securities Purchase Agreement, dated as of May 14, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.70	Form of Convertible Promissory Note, issued May 14, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.71	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.72	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.73	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.74	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.75	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.76	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.77	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.78	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.79	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.80	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.81	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.82	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.83	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.84	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.

10.85	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.86	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.87	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.88	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.89	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.90	Form of $50,000 Convertible Redeemable Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.91	Form of $50,000 Convertible Redeemable Secured Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.92	Form of $50,000 Secured Promissory Note, issued September 5, 2012 by GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.93	Securities Purchase Agreement, dated as of September 13, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.94	Form of Convertible Promissory Note, issued September 13, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.95	Form of Convertible Promissory Note, issued September 27, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.96	Form of Subscription Agreement, by and between Worthington Energy, Inc. and Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.97	Form of Promissory Note, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.98	Form of Common Stock Purchase Warrant, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.99	Settlement Agreement and Mutual Release of Claims, dated January 25, 2013, by and among Worthington Energy, Inc., Black Cat Exploration & Productions, LLC and Anthony Mason.	Incorporated by reference to the Current Report on Form 8-K filed on February 7, 2013.
10.100	Consulting Agreement between Worthington Energy, Inc. and David Pinkman dated February 1, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.101	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Al Kau dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.102	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Aaron Shrira dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.103	Form of Warrant to purchase 2,500,000 shares issued to Al Kau.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.104	Form of Warrant to purchase 2,500,000 shares issued to Aaron Shrira.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.105	Securities Purchase Agreement, dated as of February 27, 2013, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.106	Form of Convertible Promissory Note issued February 27, 2013 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.107	Form of Convertible Promissory Note issued February 28, 2013 to the Prolific Group, LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.108	Securities Purchase Agreement, dated as of October 19, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Filed herewith.
10.109	Form of Convertible Promissory Note, issued October 19, 2012 to Asher Enterprises, Inc.	Filed herewith

10.110	Securities Purchase Agreement, dated as of November 26, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Filed herewith.
10.111	Form of Convertible Promissory Note, issued November 26, 2012 to Hanover Holdings I, LLC	Filed herewith.
10.112	Securities Purchase Agreement, dated as of December 17, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Filed herewith.
10.113	Form of Convertible Promissory Note, issued December 17, 2012 to Hanover Holdings I, LLC	Filed herewith.
10.114	Form of Amended Secured Promissory Note, issued to GEL Properties, LLC on August 9, 2012	Filed herewith.
10.115	Form of Promissory Note, issued to Prolific Group, LLC on November 26, 2012	Filed herewith.
10.116	Form of Promissory Note, issued to Magna Group, LLC on December 11, 2012	Filed herewith.
14.01	Code of Ethics	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
23.01	Consent of James F. Hubbard Consultant	Filed herewith.
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.01	Reserve Report of James F. Hubbard Consultant	Filed herewith.
99.02	Resignation Letter from Tomer Tal	Filed herewith.
101 INS	XBRL Instance Document*	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema Document*	Filed herewith.
101 CAL	XBRL Taxonomy Calculation Linkbase Document*	Filed herewith.
101 LAB	XBRL Taxonomy Labels Linkbase Document*	Filed herewith.
101 PRE	XBRL Taxonomy Presentation Linkbase Document*	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*	Filed herewith.
___________

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

WORTHINGTON ENERGY, INC.

Date: April 16, 2013	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES F. VOLK, JR.	Director	April 16, 2013
Charles F. Volk, Jr.

/s/ WARREN ROTHOUSE	Director	April 16, 2013
Warren Rothouse

/s/ DAVID PINKMAN	Director	April 16, 2013
David Pinkman