Form 10-Q
period 2013-03-31
WORTHINGTON ENERGY, INC.
filed 2013-05-30
CIK 1342643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
xQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to  ______.

Commission File Number 000-52590

Worthington Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

20-1399613
(I.R.S. Employer Identification No.)

220 Montgomery Street, Suite 1094
San Francisco, California 94104
(Address of principal executive offices) (Zip code)

(415) 666-2337
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o

Accelerated filer o

Non-accelerated filer o  (Do not check if a smaller reporting company)

Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes o No  x

As of May 23, 2013, issuer had 419,899,913 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worthington Energy, Inc. has included its unaudited condensed consolidated balance sheets as of March 31, 2013, and December 31, 2012 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012, and for the period from June 30, 2004 (date of inception) through March 31, 2013 , and the unaudited condensed consolidated statement of stockholders' equity (deficit) for the three months ended March 31, 2013, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2012, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2013.

WORTHINGTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$7,105	$8,065
Prepaid expenses and other current assets	2,843	36,431
Total Current Assets	9,948	44,496

Property and Equipment, net of accumulated depreciation	13,296	14,570
Oil and gas properties	5,798,563	6,854,550
Deferred financing costs	370,000	370,000
Earnest money deposit	100,000	100,000
Other assets	14,610	14,610

Total Assets	$6,306,417	$7,398,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$385,494	$412,327
Accrued liabilities	1,337,407	1,432,850
Payable to Ironridge Global IV, Ltd.	309,570	1,489,623
Payable to former officer	115,000	-
Unsecured convertible promissory notes payable, net of discount	698,886	663,054
Secured notes payable, net of discount	581,143	1,502,273
Convertible debentures	2,536,532	2,550,000
Total Current Liabilities	5,964,032	8,050,127

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,288
Derivative liabilities	7,267,416	7,795,335
Total Long-Term Liabilities	7,304,704	7,832,623

Stockholders' Equity (Deficit)
Undesignated preferred stock, $0.001 par value; 9,000,000 shares authorized, none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 2,490,000,000 shares authorized, 176,213,486 and 57,112,238 shares issued and outstanding, respectively	176,213	57,112
Additional paid-in capital	26,383,952	23,848,735
Deficit accumulated during the exploration stage	(33,522,484)	(32,390,371)
Total Stockholders' Equity (Deficit)	(6,962,319)	(8,484,524)

Total Liabilities and Stockholders' Equity (Deficit)	$6,306,417	$7,398,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2013	2012	March 31, 2013

Oil and gas revenues, net	$-	$-	$370,437

Costs and Operating Expenses
Lease operating expenses	-	-	164,381
Impairment loss on oil and gas properties	11,623	-	5,096,701
Accretion of asset retirement obligations	-	57	8,982
General and administrative expense	368,867	569,307	6,663,057
Share-based compensation	72,988	118,004	8,186,831
Total costs and operating expenses	453,478	687,368	20,119,952

Loss from operations	(453,478)	(687,368)	(19,749,515)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derivative liabilities	163,969	1,186,236	(4,025,179)
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	24,000
Interest expense	(164,987)	(155,996)	(1,816,613)
Amortization of discount on convertible debentures and notes and other debt	(677,617)	(1,277,921)	(6,867,536)
Interest expense - Ironridge Global IV, Ltd	-	-	(594,935)
Amortization of deferred financing costs	-	(141,100)	(556,688)
Total other income (expense)	(678,635)	(388,781)	(13,772,969)

Net Loss	$(1,132,113)	$(1,076,149)	$(33,522,484)

Basic and Diluted Loss Per Common Share	(0.009)	(0.148)

Basic and Diluted Weighted-Average Common Shares Outstanding	119,632,776	7,253,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2013
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2012	57,112,238	$57,112	$23,848,735	$(32,390,371)	$(8,484,524)

Issuance of common stock upon conversion of notes payable and accrued interest, $0.0027 to $0.01105 per share	75,446,509	75,446	1,219,801	-	1,295,247

Issuance of common stock to Ironridge in settlement of liabilities, January 2013 to March 2013, $0.0463 per share	25,500,000	25,500	1,154,553	-	1,180,053

Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debenture and issuance of common stock purchased under an Equity Investment Agreement, weighted average of $0.0057 per share	11,154,739	11,155	73,875	-	85,030

Issuance of common stock and warrants for cash, February 2013, $0.01 per unit	5,000,000	5,000	45,000	-	50,000

Issuance of common stock to chief executive officer in satisfaction of certain amounts owed to him, February 2013, $0.005 per share	5,000,000	5,000	20,000	-	25,000

Issuance of common stock for services, February 2013, $0.0052 to $0.03 per share	1,500,000	1,500	18,700	-	20,200

Return and cancelation of common stock in connection with the Settlement Agreement with Black Cat Exploration & Production, LLC and former officer, January 25, 2013, valued at $0.012 per share	(4,500,000)	(4,500)	(49,500)	-	(54,000)

Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants	-	-	52,788	-	52,788

Net loss	-	-	-	(1,132,113)	(1,132,113)

Balance - March 31, 2013	176,213,486	$176,213	$26,383,952	$(33,522,484)	$(6,962,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
(AN EXPLORATION-STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2013	2012	March 31, 2013

Cash Flows From Operating Activities
Net loss	$(1,132,113)	$(1,076,149)	$(33,522,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	11,623	-	5,096,701
Share-based compensation for services	72,988	118,004	8,186,830
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	677,617	1,419,021	7,424,224
Interest expense - Ironridge Global IV, Ltd.	-	-	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligations	-	57	8,982
Depreciation expense	1,274	933	12,620
Change in fair value of derivative liabilities	(163,969)	(1,186,236)	4,025,179
Changes in assets and liabilities:
Prepaid expenses and other current assets	33,588	19,602	13,975
Other assets	-	-	(14,610)
Accounts payable and accrued liabilities	202,032	353,779	3,871,114
Net Cash Used In Operating Activities	(296,960)	(350,989)	(4,326,534)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties	-	-	500,000
Acquisition of oil and gas properties	-	(196,642)	(3,658,565)
Earnest money deposit	-	-	(100,000)
Purchase of property and equipment	-	(2,431)	(25,916)
Net Cash Used In Investing Activities	-	(199,073)	(3,284,481)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	108,000	-	3,337,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amounts held in attorneys' trust accounts	188,000	575,668	3,271,000
Proceeds from issuance of convertible debentures	-	-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	-	(506,000)
Payment of payable to Bayshore Exploration L.L.C.	-	-	(489,600)
Payment of principal on notes payable to stockholder	-	-	(325,000)
Payment of principal on notes payable	-	-	(400,250)
Net Cash Provided By Financing Activities	296,000	575,668	7,618,120
Net Increase (Decrease) In Cash And Cash Equivalents	(960)	25,606	7,105
Cash and Cash Equivalents At Beginning Of Period	8,065	1,552	-
Cash and Cash Equivalents At End Of Period	$7,105	$27,158	$7,105
Supplemental Cash Flow Information - Note 12

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.
 (An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  The new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.  On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).  The Company held its annual meeting of stockholders on October 12, 2012, at which the Company’s stockholders approved a proposal a 1-for-10 reverse common stock split.  All references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.  As more fully disclosed in Note 15 to these condensed consolidated financial statements, on April 17, 2013, the Company designated one million shares of preferred stock as Series A Preferred Stock; sold one million shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer; and pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended to increase the Company’s authorized common stock from 500 million to 1.49 billion shares of common stock.  On May 8, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended again to increase the Company’s authorized common stock from 1.49 billion to 2.49 billion shares of common stock.

Nature of Operations – As further described in Note 2 to these condensed consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  The Company owns oil and gas properties in the Cooke Ranch prospect in LaSalle County, Texas, where the Company has been engaged primarily as a joint interest owner with Bayshore Exploration L.L.C. in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.  And in March 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC consisting of a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease.  However, as further described in Note 2 to these consolidated financial statements, the Company sold the 2% override interest in these properties in November 2012 and entered into a settlement agreement and mutual release of claims in January 2013, which resulted in, among other things, the transfer of the Company’s remaining interest in the Mustang Island 818-L lease and I-1 well back to Black Cat Exploration & Production LLC.

The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, and for the period from June 30, 2004 (date of inception) through December 31, 2012, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2013, and its consolidated results of operations and cash flows for the three months ended March 31, 2013 and 2012, and for the period from June 30, 2004 (date of inception), through March 31, 2013.  The results of operations for the three months ended March 31, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Business Condition – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $1,132,113 for the three months ended March 31, 2013 and $13,255,095 for the year ended December 31, 2012.  The Company also used cash of $296,960 and $1,348,778 in its operating activities during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.  Through March 31, 2013, the Company has accumulated a deficit during the exploration stage of $33,522,484.  At March 31, 2013, the Company has a working capital deficit of $5,954,084 including current liabilities of $5,964,032.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  None of the options, warrants, and stock awards to acquire 13,989,695 shares of common stock; the promissory notes and debentures convertible into 1,394,970,625 shares of common stock; shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 3,152,727 shares; or the 6,689,554 shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at March 31, 2013.  None of the options, warrants, and stock awards to acquire 4,834,695 shares of common stock; the promissory notes and debentures convertible into 17,750,874 shares of common stock; or the 4,310,815 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at March 31, 2012.

Fair Values of Financial Instruments – The carrying amounts reported in the condensed consolidated balance sheets for accounts payable, payable to Ironridge Global IV, Ltd., and payable to former officer approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for unsecured convertible promissory notes payable, secured notes payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on the method disclosed in Note 8 to these condensed consolidated financial statements.

Recently Issued Accounting Statements – In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and was applicable to the Company’s fiscal year beginning January 1, 2013. The Company currently does not have any indefinite-life intangible assets other than goodwill and the adoption of this guidance did not have a material effect on its consolidated financial statements.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“OCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012, and is applicable to the Company’s fiscal year beginning January 1, 2013. The Company does not have accumulated OCI and the adoption of this guidance did not have a material impact on its consolidated financial statements.

Note 2 - Oil and Gas Properties

Black Cat Purchase and Sale Agreement

On March 9, 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat”) pursuant to an amended Purchase and Sale Agreement for Oil & Gas Properties and Related Assets (the “Black Cat Agreement”).  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 4,500,000 shares of common stock, of which 2,250,000 shares were issued to Black Cat at the time of closing and the remaining 2,250,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest was capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $0.38 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $0.07 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

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

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at March 31, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 4,500,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts . Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

In connection with its accounting for the year ended December 31, 2012, the Company evaluated the accounting effects of the Settlement Agreement and concluded that estimated impairment in the approximate amount of $750,000 should be recorded as of December 31, 2012 by further reducing the carrying cost of the properties to $1,055,987.  In January 2013, the Company accounted for the Settlement Agreement by removing the carrying value of the property; removed the released liabilities for the promissory note in the amount of $850,000; removed current liabilities for amounts owed to Mr. Mason, Black Cat, and others for accrued interest, accrued compensation, lease operating expenses, and other expenses in the aggregate amount of $265,364; recorded the fair value of the common stock returned to the Company for cancelation in the amount of $54,000; recorded a liability to Mr. Mason of $125,000; and recognized additional impairment expense of $11,623.

Montecito Asset Sale Agreement

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 1,500,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of March 31, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells and participated with another entity in the drilling of a well in another county in Texas.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At March 31, 2013, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  Management of the Company has the understanding that the six wells are currently shut in and not producing.  At March 31, 2013, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the management of the Company has performed evaluations of its producing oil and gas properties to determine whether oil and gas properties are impaired.  Management has also considered the market value of its nonproducing properties.  During 2006, 2008, 2009, and 2012, the Company determined that capitalized costs for wells drilled, for leasehold interests, and other related costs were in excess of the present value of estimated future cash flows from those properties.  As a result, the Company recognized impairment losses in the total amount of $4,335,078 during those years, including reducing the carrying value of wells drilled to zero and the carrying value of leasehold interests to $100,000.

Summary of Oil and Gas Properties

At March 31, 2013 and December 31, 2012, oil and gas properties, net of impairment losses recognized, consist of the following:

	March 31,	December 31,
	2013	2012

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	-	1,055,987
Leasehold interest costs - Texas	100,000	100,000
Wells - Texas	-	-

	$5,798,563	$6,854,550

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Accrued salaries	$239,754	$352,038
Accrued payroll taxes	94,417	85,323
Accrued director fees	64,969	69,033
Accrued interest	921,139	909,606
Accrued registration rights penalties and interest	14,628	14,350
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,337,407	$1,432,850

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

The Order provided for the immediate issuance by the Company of 1,015,000 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 100,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has calculated that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 42,814,554 shares of common stock.  Additionally, during the three months ended December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge and adjusted the liability to Ironridge Global IV, Ltd. for the fair value adjustment.

Pursuant to the Order, for every 420,000 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 9,710,000 shares of common stock during the nine months ended December 31, 2012 plus an additional 25,500,000 shares of common stock during the three months ended March 31, 2013.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

The total issuances of 36,225,000 have been accounted for as 1) the issuance of 100,000 shares for fees in connection with the settlement transaction and 2) the issuance of 36,125,000 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 36,125,000 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $491,689 through December 31, 2012 and $1,671,742 through March 31, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $309,570 at March 31, 2013.

Note 5 - Unsecured Convertible Promissory Notes Payable

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through March 2013, the Company has issued fourteen unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. During the three months ended March 31, 2013, the Company received notices of conversion of notes totaling $73,000 and accrued interest of $2,800, which were converted into 19,641,578 shares of common stock, or a weighted-average conversion price of $0.0039 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these beneficial conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $152,141 and $67,088 for the three months ended March 31, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $44,862 at March 31, 2013, representing their unconverted face amount of $113,000 less the unamortized discount of $68,138.   The carrying amount of these convertible promissory notes was $63,179 at December 31, 2012, representing their unconverted face amount of $133,000 less the unamortized discount of $69,821.

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through March 31, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (GEL), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the three months ended March 31, 2013, the Company received notices of conversion of notes totaling $74,553 and accrued interest of $1,204, which were converted into 18,200,001 shares of common stock, or a weighted-average conversion price of $0.0042 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $239,308 and $47,788 for the three months ended March 31, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $97,865 at March 31, 2013, representing their unconverted face amount of $240,709 less the unamortized discount of $142,844.  The carrying amount of these convertible promissory notes is $83,072 at December 31, 2012, representing their unconverted face amount of $167,762 less the unamortized discount of $84,690.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific Group, LLC (Prolific), an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the three months ended March 31, 2013, the Company received notices of conversion of notes totaling $39,150 and accrued interest of $283, which were converted into 9,484,412 shares of common stock, or a weighted-average conversion price of $0.0042 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features i recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $111,352 for the three months ended March 31, 2013.  The carrying amount of these convertible promissory notes was $19,837 at March 31, 2013, representing their unconverted face amount of $100,000 less the unamortized discount of $80,163.  The carrying amount of these convertible promissory notes is $26,027 at December 31, 2012, representing their unconverted face amount of $64,150 less the unamortized discount of $38,123.

Various Other Individuals and Entities

Commencing in November 2011 and continuing through April 2012, the Company issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes totaled $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest were due on dates ranging from August 1, 2012 to October 26, 2012.  In general, the notes were convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Prior to 2013, eleven of these unsecured convertible promissory notes had been converted into common stock.  During the three months ended March 31, 2013, the Company received notices of conversion of the remaining two notes totaling $45,000 and accrued interest of $3,124, which were converted into 10,726,476 shares of common stock, or a weighted-average conversion price of $0.0045 per share. This variable conversion price constituted an embedded derivative under generally accepted accounting principles and was required to be valued at fair value.  The fair value of these beneficial conversion features was recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discounts were amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever was earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $0 and $218,608 for the three months ended March 31, 2013 and 2012, respectively.  These notes have been fully converted at March 31, 2013 and there is no remaining balance owing.  The principal balance these convertible promissory notes was $45,000 at December 31, 2012.

Haverstock Master Fund, LTD and Common Stock, LLC

Upon execution of an equity facility with Haverstock Master Fund, LTD (Haverstock) in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.  The implementation fee, legal fees, and due diligence fees have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet.  In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes matured on March 22, 2013 and are in default.  The notes bear interest at the rate of 8% per annum.  These noteholders are  permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the three months ended March 31, 2013, the Company received a notice of conversion from Haverstock of $22,100 of its convertible note, which was converted into 2,000,000 shares of common stock, or $0.0111 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,591 for the three months ended March 31, 2013.  The carrying amount of these convertible promissory notes was $322,001 at March 31, 2013, representing their unconverted face amount.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

Magna Group, LLC and Hanover Holdings I, LLC

In December 2012, Magna Group, LLC (Magna) purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  The note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the three months ended March 31, 2013, the Company received notices of conversion of the entire note of $40,000, which was converted into 5,394,042 shares of common stock, or a weighted-average conversion price of $0.074 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $37,808 for the three months ended March 31, 2013.

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (Hanover), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these beneficial conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the beneficial conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $6,288 for the three months ended March 31, 2013.  The carrying amount of these convertible promissory notes is $8,071 at March 31, 2013, representing their unconverted face amount of $25,500 less the unamortized discount of $17,429.  The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Five Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 100,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $0.10 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of March 31, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 25,000 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.  As of March 31, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 50,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.   As of March 31, 2013, this note is in default.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $960 for the three months ended March 31, 2013.  The aggregate carrying amount of these promissory notes is $206,250 at March 31, 2013, representing their face amount.   The carrying amount of these promissory notes is $205,290 at December 31, 2012, representing their face amount of $206,250 less the unamortized discount of $960.

A summary of unsecured convertible promissory notes at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013			December 31, 2012
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Asher Enterprises, Inc.	$113,000	$68,138	$44,862	$133,000	$69,821	$63,179
GEL Properties, LLC	240,709	142,844	97,865	167,762	84,690	83,072
Prolific Group, LLC	100,000	80,163	19,837	64,150	38,123	26,027
Various Other Individuals and Entities	-	-	-	45,000	-	45,000
Haverstock Master Fund, LTD and Common Stock, LLC	322,001	-	322,001	344,102	107,591	236,511
Magna Group, LLC	-	-	-	40,000	37,808	2,192
Hanover Holdings I, LLC	25,500	17,429	8,071	25,500	23,717	1,783
Five Individuals	206,250	-	206,250	206,250	960	205,290

	$1,007,460	$308,574	$698,886	$1,025,764	$362,710	$663,054

Note 6 - Secured Notes Payable

Black Cat Exploration & Production, LLC

As further described in Note 2 to these condensed consolidated financial statements, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the Black Cat Agreement the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance was payable at the later of (i) June 25, 2012 or (ii) 30 days after production commenced from the Mustang Island Well, which was deemed to have occurred on August 29, 2012 when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The Company paid $25,000 toward the principal of this note during the three months ended June 30, 2012 and paid an additional $200,000 in November 2012, resulting in a balance of $850,000 at December 31, 2012.  The note accrued interest at 11% per annum, was secured by a second lien mortgage on the properties acquired from Black Cat, and was subordinated to the bridge loan note described below.

As more fully described in Note 2 to these condensed consolidated financial statements, on January 25, 2013, the Company and Black Cat entered into a Settlement Agreement and Mutual Release of Claims with Mr. Mason and Black Cat which, among other things, released the Company from its obligation to repay this promissory note and related accrued interest.

Montecito Offshore, L.L.C.

As further described in Note 2, on May 6, 2011, the Company acquired a leasehold interest in oil and gas properties from Montecito Offshore, L.L.C. (Montecito).  Pursuant to the terms of the agreement, as amended, the Company issued a subordinated promissory note in the amount of $500,000 as partial consideration for the purchase.  The note is secured by a second lien mortgage, subordinated to the convertible debentures issued in May 2011, as further described in Note 7 to these condensed consolidated financial statements.  The note bears interest at 9% per annum.  The note and unpaid interest were originally due ninety days after the date of the promissory note, but the due date was extended to August 15, 2011.  The note came due on August 15, 2011 and has not been paid.  The Company’s failure to repay the note when due constitutes an event of default under the note.  Upon the occurrence of an event of default, the note holder has the right to exercise its rights under the security agreement associated with the note.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off this note, with accrued interest.

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

Bridge Loan Note

On March 6, 2012, the Company received proceeds of $250,000 under a secured bridge loan note.  The Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  The bridge loan note was secured by a deed of trust on certain oil and gas properties acquired from Black Cat as described in Note 2 to these condensed consolidated financial statements.  In the event of default, the note holder was entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note was to be increased by $27,500.  This note was not repaid by May 5, 2012 and was in default.  Accordingly, the principal amount of the note was increased by $27,500 to $305,000.  In June 2012, the noteholder sold a 50% interest in this note to an entity related to the noteholder.  As described in Note 5 to these condensed consolidated financial statements, proceeds from an unsecured promissory note were used to reduce the balance by $100,000, resulting in a combined balance on the notes of $205,000.  During the period from July to December 2012, the noteholders sold the remaining principal balance of the notes to GEL ($75,000), Prolific ($40,000), and Magna ($90,000), all as disclosed in Note 5 to these condensed consolidated financial statements.

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

On December 12, 2012, the Company and these noteholders entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may have existed between the parties.  In connection with this settlement agreement, the Company issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  Additionally, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock, exercisable until December 12, 2013.  The exercise price of the warrant varies from a low of $0.05 per share at December 12, 2012 to $0.20 per share at December 12, 2013.

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

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.  As disclosed in Note 5 to these condensed consolidated financial statements, What Happened LLC has sold $87,500 of the secured promissory note to GEL and Prolific, leaving a balance of $37,500 which is also expected to be sold. Upon completion of the sale of this note, the option will expire and the Company will retain the 3.75% carried working interest in settlement of the earning money deposit.

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

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued through March 31, 2013.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

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

During the three months ended March 31, 2013, La Jolla sent the Company notices of conversion of $5,800 of the Convertible Debenture and notices of purchase of $58,000 under the Equity Investment Agreement.  Pursuant to these notifications, the Company issued 11,154,739 shares of common stock at a weighted average price of $0.0057 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the beneficial conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $22,170 for the three months ended March 31, 2013.  The carrying amount of this Convertible Debenture is $3,643 at March 31, 2013, representing the unconverted face amount of $186,700, less the unamortized discount of $83,057 and less the note receivable due from La Jolla in the amount of $100,000.  The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

A summary of secured notes payable at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal	Unamortized Discount	Carrying Value	Unpaid Principal	Unamortized Discount	Carrying Value

Black Cat Exploration & Production, LLC	$-	$-	$-	$850,000	$-	$850,000
Montecito Offshore, L.L.C..	500,000	-	500,000	500,000	-	500,000
Bridge Loan Settlement Note	40,000	-	40,000	40,000	-	40,000
What Happened LLC	37,500	-	37,500	125,000	-	125,000
La Jolla Cove Investors, Inc.	86,700	83,057	3,643	92,500	105,227	(12,727)

	$664,200	$83,057	$581,143	$1,607,500	$105,227	$1,502,273

Note 7 - Convertible Debentures and Related Warrants

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 20,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $1.50 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $783,839 as of March 31, 2013.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 31, 2013 and December 31, 2012, the reset conversion price of the debentures is $0.0027 and $0.0087 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the conversion price of these debentures has been further adjusted subsequent to March 31, 2013 pursuant to the price ratchet anti-dilution protection provisions.  During the three months ended March 31, 2013, a debenture holder sent the Company notices of conversion of $13,468 of convertible debentures and $36,532 of the accrued interest.  Pursuant to these notices, the Company issued 10,000,000 shares of common stock at a weighted average price of $0.005 per share.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 1,700,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $3.00 per share.  The warrants became exercisable on a cashless basis six months after issuance because there was not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding discount to the convertible debentures.  During the three months ended March 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 31, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.0027 and $0.0087 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to March 31, 2013 pursuant to the price ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method.  The Company recognized interest expense from the amortization of the discounts in the amount of $929,379 for the three months ended March 31, 2012.  The carrying amount of the convertible debentures is $2,536,532 at March 31, 2013 and $2,550,000 at December 31, 2012, representing their unconverted face amount since the discount is now fully amortized.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 170,000 shares of common stock, which was 10% of the aggregate number of shares of Common Stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $3.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding charge to deferred financing costs.  During the three months ended March 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 31, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.0027 and $0.0087 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to March 31, 2013 pursuant to the price ratchet anti-dilution protection provisions.

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

Note 8 - Derivative Liabilities

Convertible Debenures and Related Warrants

As described in Notes 7 and 10 to these condensed consolidated financial statements, the Company issued convertible debentures and various warrants which contain price ratchet anti-dilution protection.  The Company has determined that these anti-dilution reset provisions of the convertible debentures and these warrants are subject to derivative liability treatment and are required to be accounted for at fair value.  Upon issuance, the Company determined the aggregate fair value of the embedded derivative was $2,833,829.  The Company has determined the aggregate fair value of the embedded derivative was $5,049,996 at March 31, 2013 and $5,460,914 at December 31, 2012.  The Company has recorded a gain on the change in the derivative liability of $228,098 for the three months ended March 31, 2013 and recorded a gain on the change in the derivative liability of $1,205,129 for the three months ended March 31, 2012.

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

Convertible Promissory Notes

As described above in Notes 5 and 6 to these condensed consolidated financial statements, the Company has issued convertible promissory notes to unaffiliated entities and individuals which contain variable conversion prices and in some cases, anti-dilution reset provisions, which are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value.  The Company has estimated the fair value of these beneficial conversion features using multinomial lattice models. Accordingly, the fair value of the beneficial conversion features as determined using the lattice models is affected by the Company’s stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the notes, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.  Volatility used in the calculation ranged from a low of 46% in year one to a high of 110% in year five.  Management estimated that the probability of the debentures being redeemed at 0% initially, increasing by 1% per month thereafter to a maximum of 20%.

The fair value of the embedded derivatives for unconverted notes was estimated to be $2,217,420 and $2,334,421 as of March 31, 2013 and December 31, 2012, respectively.  The Company recognized a loss from the change in fair value of these derivative liabilities of $64,129 for the three months ended March 31, 2013 and recognized a loss from the change in fair value of these derivative liabilities of $18,893 for the three months ended March 31, 2012.

Note 9 – Common Stock

Issuance of Common Stock for Services

In connection with a consulting agreement dated February 1, 2013 with David Pinkman, a newly-appointed member of the board of directors, the Company issued 1,000,000 shares of common stock to Mr. Pinkman for consulting services to the Company.  For accounting purposes, this issuance has been recorded at $5,200, or $0.0052 per share, the closing price of the common stock on the date the issuance was made.

On February 6, 2013, the Company issued 500,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $15,000, or $0.03 per share, as valued by the Company

Issuance of Common Stock to Chief Executive Officer

On February 6, 2013, the board of directors authorized the issuance of common stock to the chief executive officer in satisfaction of certain amounts owed to him.  Pursuant to this authorization, the Company issued 5,000,000 shares of common stock to the chief executive officer.  The stock was valued at $25,000, or $0.005 per share, the amount stated in the unanimous consent of the board of directors.

Issuance of Common Stock and Warrants for Cash

On February 13 and 25, 2013, the Company entered into Common Stock and Warrant Purchase Agreements with two individuals and sold 5,000,000 shares of common stock at $0.01 per share and issued warrants to purchase 5,000,000 shares of common stock.  Proceeds from the sale were $50,000, which were allocated $37,420 to the common stock and $12,580 to the warrants based on their relative fair values..  The warrants are exercisable at $0.05 per shares and expire in February 2016.

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

A summary of stock option and compensation-based warrant activity for the three-month period ended March 31, 2013 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	3,715,000	$0.81	2.9 years	$7,910
Granted or issued	1,900,000	0.07
Expired or forfeited	-	-

Outstanding at March 31, 2013	5,615,000	0.57	3.1 years	$2,660

Exercisable at March 31, 2013	5,601,109	$0.56	3.1 years	$2,660

During the three months ended March 31, 2013, the Company granted options and issued compensation-based warrants to certain consultants and individuals to acquire an aggregate of 1,900,000 shares of common stock at exercise prices ranging from $0.05 to $0.10 per share.  All of these options and compensation-based warrants vested immediately.

During the three months ended March 31, 2012, the Company granted options and issued compensation-based warrants certain consultants to acquire an aggregate of 2,950,000 shares of common stock at exercise prices ranging from $0.15 to $0.25 per share.  Of these options and compensation-based warrants, 2,350,000 vested immediately and 600,000 vest over twelve months.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the three months ended March 31, 2013 was $0.0201 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the three months ended March 31, 2013 were risk-free interest rate of 0.27%, volatility of 229%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the three months ended March 31, 2012 was $0.0281 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the three months ended March 31, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.

For the three-month periods ended March 31, 2013 and 2012, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $52,788 and $78,004, respectively.  As of March 31, 2013, there was approximately $11,000 of unrecognized compensation cost related to stock options and  compensation-based warrants that will be recognized over a weighted average period of approximately 0.2 years.  The intrinsic values at March 31, 2013 are based on a closing price of $0.0065 per share.

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	3,364,695	$0.74	3.3 years	$21,261
Issued	5,000,000	0.05
Expired	-	-

Outstanding at March 31, 2013	8,364,695	$0.33	2.8 years	$7,150

As discussed more fully in Note 7 to these condensed consolidated financial statements, the Company issued warrants to purchase 1,881,500 shares of common stock at $3.00 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 700,000 shares of common stock at $1.80 per share that contain price ratchet anti-dilution protection.  During the three months ended March 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of March 31, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.0027 and $0.0087 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to March 31, 2013 pursuant to the price ratchet anti-dilution protection provisions.

Note 11 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,049,996	$-	$5,049,996

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$2,217,420	$-	$2,217,420

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,460,914	$-	$5,460,914

Derivative liability - beneficial conversion feature and reset provisions of notes	$-	$2,334,421	$-	$2,334,421

As further described in Note 8 to these condensed consolidated financial statements, the fair value of the derivative liabilities for the beneficial conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 12 - Supplemental Cash Flow Information

During the three months ended March 31, 2013, the Company had the following noncash investing and financing activities:

•	The Company issued 19,641,578 shares of common stock to Asher as a result of the conversion of $73,000 of principal of 8% convertible promissory notes and $2,800 of related accrued interest.

•	The Company issued 18,200,001 shares of common stock to GEL as a result of the conversion of $74,553 of principal of 6% convertible promissory notes and $1,204 of related accrued interest.

•	The Company issued 9,484,412 shares of common stock to Prolific as a result of the conversion of $39,150 of principal of 6% convertible promissory notes and $283 of related accrued interest.

•	The Company issued 10,726,476 shares of common stock to two individuals as a result of the conversion of $45,000 of principal of 8% convertible promissory notes and $3,124 of related accrued interest.

•	The Company issued 2,000,000 shares of common stock to Haverstock as a result of the conversion of $22,100 of principal of an 8% convertible promissory note.

•	The Company issued 5,394,042 shares of common stock to Magna as a result of the conversion of $40,000 of principal of a 12% convertible promissory note.

•
The Company issued 10,943,831 shares of common stock to La Jolla as a result of the conversion of $5,800 of principal of the 4.75% convertible debenture and common stock purchase under the Equity Investment Agreement.

•	The Company issued 10,000,000 shares of common stock to a debenture holder as a result of the conversion of $13,468 of principal of convertible debentures and $36,532 of related accrued interest.

•	The Company issued 25,500,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of $1,180,053 of the liability that it had acquired from the Company’s creditors.

•	The Company issued 5,000,000 shares of common stock to the chief executive officer in satisfaction of $25,000 of the liability owed to him by the Company.

•
In connection with the Settlement Agreement with Mr. Anthony Mason and Black Cat, the Company transferred to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement, which had a carrying value of $1,055,987, net of impairment recognized, and agreed to pay $125,000 to Mr. Mason.  In return, Black Cat returned to the Company for cancellation 4,500,000 shares of the Company’s common stock with a current value of $54,000 and released the Company from all of its claims having a recorded value of $1,115,364, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts.

During the three months ended March 31, 2012, the Company had the following noncash investing and financing activities:

•	The Company issued 280,543 shares of common stock to Asher as a result of the conversion of $50,000 of principal of 8% convertible promissory notes and $2,000 of related accrued interest.

•	The Company issued 290,145 shares of common stock to GEL as a result of the conversion of $65,000 of principal of 6% convertible promissory notes.

•
The Company issued 2,250,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

•
Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

•	The Company issued 915,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $241,469 of the liability that it had acquired from the Company’s creditors.

The Company paid $13,650 and $6,250 for interest during the three months ended March 31, 2013 and 2012, respectively.

Note 13 – Employment Agreements

Effective April 26, 2012, the Company amended the employment agreement with Charles Volk.  With the prospective appointment of Anthony Mason to serve as Chief Executive Officer and President, Mr. Volk’s position was changed to Chairman of the Board of Directors and the term of Mr. Volk’s employment agreement was extended to December 31, 2013.  Effective April 26, 2012, the Company also entered into an employment agreement Mr. Anthony Mason to serve as Chief Executive Officer and President.  Mr. Mason’s employment agreement had an initial term until December 31, 2015, and was to automatically renew for additional one year terms.

The initial base salary under Mr. Volk’s amended employment agreement and the base salary under Mr. Mason’s employment agreement each provided for an annual base salary of $240,000, which is to be increased when the Company achieved production of certain barrel of oil equivalent per day (“BOEPD”) as follows:

Annual Base Salary	BOEPD

$300,000	500
$420,000	2,000
$540,000	4,000

Furthermore, upon the Company achieving 500 BOEPD, Mr. Volk and Mr. Mason shall each be entitled to the use of a Company-leased Jaguar XJ or other comparable lease.  In addition, Mr. Volk shall also receive health insurance paid for by the Company.

As disclosed in Note 2 to these condensed consolidated financial statements, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company in connection with the Settlement Agreement. With the resignation of Mr. Mason, Mr. Volk was reappointed as the Company’s Chief Executive Officer and President on January 31, 2013.

Note 14 – Related Party Transactions

Warren Rothouse was appointed to be a director of the Company in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety).  Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provided for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 500,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 750,000 shares of the Company’s common stock.  The exercise price of the warrants is $0.10 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.  On February 27, 2013, the Company amended the November 7, 2012 agreement.  Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $23,000 for the three months ended March 31, 2013.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 1,000,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 1,000,000 shares of the Company’s common stock at $0.05 per share.  Compensation earned by Mr. Pinkman under the consulting agreement was $16,660 for the three months ended March 31, 2013.

Note 15 - Subsequent Events

Issuance of Series A Preferred Stock and Increase in Authorized Common Stock

On April 10, 2013, the board of directors authorized the Company to file a certificate of designation authorizing one million shares of Series A Preferred Stock and authorized the sale and issuance of one million shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer in exchange for the conversion of $50,000 of accrued salary owing to Mr. Volk.  On April 17, 2013, the certificate of designation was filed with the Secretary of State of Nevada.  Among the designations are that 1) one share of Series A Preferred Stock is convertible into one share of common stock and 2) each share of Series A Preferred Stock is entitled to 750 votes for each share of common stock.  Subsequently, on April 17, 2013, the Company sold one million shares of Series A Preferred Stock to Mr. Volk on the terms authorized by the board of directors.  Thereafter, also on April 17, 2013, an Action by Written Consent of the Stockholders of the Company was executed authorizing the filing of a certificate of amendment to the Company’s articles of incorporation increasing the authorized shares of common stock from 500 million to 1.49 billion.  The amendment was filed on April 17, 2013.

On May 8, 2013, the board of directors authorized the Company, subject to receipt of the requisite consent of the stockholders, to file another amendment to the Company’s articles of incorporation increasing the authorized shares of common stock to be increased from 1.49 billion to 2.49 billion.  Thereafter, also on May 8, 2013, an Action by Written Consent of the Stockholders of the Company was executed authorizing the filing of a certificate of amendment to the Company’s articles of incorporation increasing the authorized shares of common stock from 1.49 billion to 2.49 billion.  The amendment was filed on May 8, 2013.

Issuance of Convertible Promissory Notes

During May, the Company received $10,000 under an unsecured note arrangement with GEL.  The unsecured convertible promissory notes accrue interest at 6% per annum.  The principal and unpaid accrued interest are due July 24, 2013.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

Conversion of Promissory Notes

Between April 1, 2013 and May 13, 2013, Asher converted $25,500 of unsecured convertible promissory notes into 41,121,624 shares of common stock at a weighted-average conversion price of $0.00062 per share.

Between April 1, 2013 and May 6, 2013, GEL converted $43,209 of unsecured convertible promissory notes plus accrued interest of $3,676 into 44,254,260 shares of common stock at a weighted-average conversion price of $0.00106 per share.

Between April 1, 2013 and April 30, 2013, Prolific converted $5,250 of unsecured convertible promissory notes plus accrued interest of $988 into 7,722,836 shares of common stock at a weighted-average conversion price of $0.00081 per share.

Between April 1, 2013 and May 16, 2013, Haverstock converted $6,221 of the unsecured convertible promissory note into 15,553,343 shares of common stock at a conversion price of $0.00040 per share.

Between April 1, 2013 and May 16, 2013, Common Stock converted $4,574 of the unsecured convertible promissory note into 5,184,447 shares of common stock at a weighted-average conversion price of $0.00088 per share.

On May 13, 2013, Magna converted $15,000 of the unsecured convertible promissory note into 30,000,000 shares of common stock at a conversion price of $0.0005 per share.

Certain of these conversions and issuances of common stock triggered the reset of the conversion price of the convertible debentures in the original amount of $2,550,000 and the reset of the exercise price of related warrants to purchase 2,581,500 shares of common stock pursuant to the price ratchet anti-dilution protection provisions of these agreements.  See Notes 7 and 10 for further disclosure of these provisions.  As of May 20, 2013, the reset conversion price of the debentures and exercise price of the related warrants is $0.00038 per share based on the lowest of the conversion prices.

Conversion of Debentures

Between April 1, 2013 and April 25, 2013, one debenture holder submitted conversion notices to convert an aggregate of $60,000 of its debenture and accrued interest into an aggregate of 16,259,259 shares of common stock at a weighted-average conversion price of $0.0037 per share.

Issuance of Common Stock to La Jolla Cove Investors, Inc.

Between April 1, 2013 and April 29, 2013, La Jolla sent the Company notices of conversion of $2,200 of the Convertible Debenture and notices of purchase of $22,000 under the Equity Investment Agreement. Pursuant to these notifications, the Company issued 14,590,638 shares of common stock as a weighted average price of $0.00166 per share.

Ironridge Global IV, Ltd. Settlement

On April 5, 2013, the Company issued an additional 6,689,554 shares of common stock to Ironridge pursuant to an Order for Approval of Stipulation for Settlement of Claims (the “Order”), as further described in Note 4 to these condensed consolidated financial statements. Based on the Company’s calculations under the Order, the Company believes that this issuance represented the balance of shares of common stock due to Ironridge under the Order. However, between April 9, 2013 and May 6, 2013, the Company authorized the issuance of an additional 60,310,466 shares of the Company’s common stock to Ironridge. Management believes the request delivered to the Company by Ironridge was in error and resulted in an issuance of common stock in excess of the Company’s obligation under the Order. The Company has had initial discussions with Ironridge regarding the return of the additional shares that were issued in error, but Ironridge has refused. The Company and Ironridge have different interpretations regarding several provisions of the Order used to determine the number of shares issuable. At this time, the Company is considering all of its available legal and equitable options in this matter.

Issuance of Common Stock and Warrants for Cash

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 2,000,000 shares of common stock at $0.005 per share.  Proceeds from the sale were $10,000.

Debt Purchase Agreement and Amendment of Notes Payable

On May 8, 2013, What Happened LLC sold $25,000 of its secured promissory note to Magna, leaving a balance of $12,500 on the promissory note.  Also on May 8, 2013, an individual sold its $25,000 unsecured promissory note to Magna.  Immediately after the sales, the combined obligations purchased by Magna in the amount of $50,000 were amended to accrue interest at 12% per annum, to have a maturity date of May 8, 2014, and to be convertible until maturity at a variable conversion price equal to 50% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, such as statements relating to our anticipated revenues, costs and operating expenses and results, estimates used in the preparation of our financial statements, future performance and operations, plans for future oil and gas exploration, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to the availability of funding from external sources on terms acceptable to us for planned exploration, development, or acquisitions; the ability of our management to develop and execute an effective exploration, development, and acquisition plan; the ability of third-party project operators and contractors to identify suitable prospects and conduct required operations effectively and economically and in accordance with contractual requirements; future results of drilling individual wells and other exploration and development activities; future variations in well performance as compared to initial test data; the prices at which we may be able to sell oil or gas; domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Company Overview

Worthington Energy, Inc. (the “Company”) is an oil and gas exploration and production company with assets in Texas and recently acquired properties in the Gulf of Mexico.  Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.  The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.  In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.  We recently completed the acquisition of a 10.35% interest in the I-1 well and a 2% overriding royalty interest (“ORRI”) in 1,400 acres in the 818-L Mustang Island lease

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract.  VM 179 is adjacent to Exxon's VM 164 #A9 well.

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

Background

Black Cat Acquisition

On March 9, 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat”) pursuant to an amended Purchase and Sale Agreement for Oil & Gas Properties and Related Assets (the “Black Cat Agreement”).  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 4,500,000 shares of common stock, of which 2,250,000 shares were issued to Black Cat at the time of closing and the remaining 2,250,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest was capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $0.38 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $0.07 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

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

In connection with its accounting for the year ended December 31, 2012, the Company evaluated the accounting effects of the Settlement Agreement and concluded that estimated impairment in the approximate amount of $750,000 should be recorded as of December 31, 2012 by further reducing the carrying cost of the properties to $1,055,987.  In January 2013, the Company accounted for the Settlement Agreement by removing the carrying value of the property; removed the released liabilities for the promissory note in the amount of $850,000; removed current liabilities for amounts owed to Mr. Mason, Black Cat, and others for accrued interest, accrued compensation, lease operating expenses, and other expenses in the aggregate amount of $265,364; recorded the fair value of the common stock returned to the Company for cancelation in the amount of $54,000; recorded a liability to Mr. Mason of $125,000; and recognized additional impairment expense of $11,623.

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

Change in Management

Appointment of David Pinkman

Effective January 31, 2013, we appointed  Mr. David E. T. Pinkman to the board of directors of the Company (the “Board of Directors”) to fill a vacancy created by the resignation of Anthony Mason. Mr. Pinkman is Chief Financial Officer (“CFO”) and a director of Saccharum Energy Corp., a TSX Venture Exchange-listed junior oil and gas exploration company, and has held these positions since October 2009.  He is also currently a director of Red Rock Energy Inc., a TSX Venture Exchange-listed junior uranium exploration and oil and gas exploration company, and has held that position since April, 2005.  Previously, he was CFO and a director of PanWestern Energy Inc., a listed junior oil and gas company, and served in those roles from November, 2001 to April, 2010.  He was also President and a director of Explorator Resources Inc., a CPC company, and held those positions from September 2005 to January, 2007.  Prior to that, he was Vice President and a director of Powermax Energy Inc., a TSXV-listed oil and gas issuer, from January 2002 until September, 2005.  He was also a director of Renewable Power & Light Plc., an AIM-listed independent power production company, from June 2006 to October 2007.  From January 2001 to November 2001, Mr. Pinkman was Vice President, International, of Maxim Power Corp. (formerly Jupiter Power International Inc.) (TSXV listed).  He was executive Chairman and a director of Jupiter Power International Inc. prior thereto and from August 1993 until December 2000.

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

There are no arrangements or understandings between Mr. Pinkman and any other person pursuant to which he was selected to serve on the Board. There are no relationships between Mr. Pinkman and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Reappointment of Charles Volk

Effective January 31, 2013, we  reappointed Mr. Charles F. Volk as the Company’s Chief Executive Officer “(CEO”)and President. Mr. Volk currently serves as the Company’s Chairman of the Board of Directors.

Mr. Volk has been our Chairman of the Board of Directors since March 2010. Mr. Volk has been the Chairman of Bermuda Segregated Funds, Ltd. an open end Mutual Fund in Bermuda since March 2008. Mr. Volk has also served as the Chairman and President of Osage Energy Corporation from 2004 to 2007, as the Managing Director of Cyril Petrochemical Corporation, as the Managing Director of Norman Capital, Inc. from 1992 to 1997, as a business development consultant to Asset Growth Partners, Inc. from 1991 to 1992, as President of Gold Circle Mines, Inc. from 1983 to 1991, and as General Partner of Oil & Gas Partnerships from 1981 to 1993. In addition, Mr. Volk participated in the management and marketing of Esilux Corporation, an international marketer and distributor of specialized industrial safety systems. Mr. Volk received his B.S. degree in Business Administration from the Menlo School of Business Administration in Menlo Park, CA in 1981.

Resignation of Paul Jordan

Effective January 31, 2013, Mr. Paul Jordan resigned as a Director of the Company for personal reasons.  In submitting his resignation, Mr. Jordan did not express any disagreement with the Company on any matter relating to the registrant's operations, policies or practices.

Resignation of Cliff Henry

Effective January 30, 2013, Mr. Cliff Henry resigned as a Director of the Company for personal reasons.  In submitting his resignation, Mr. Henry did not express any disagreement with the Company on any matter relating to the registrant's operations, policies or practices.

Resignation of Anthony Mason

Effective January 30, 2013, in connection with the Settlement Agreement, Mr. Anthony J. Mason resigned, effective immediately, as an officer and director of the Company. In submitting his resignation, Mr. Mason did not express any disagreement with the Company on any matter relating to the registrant's operations, policies or practices

Subsequent Events

Designation of Preferred Stock

On April 10, 2013, the Board of Directors approved a Certificate of Designation to the Company’s Articles of Incorporation (the “Certificate of Designation”), specifying the rights, privileges, preferences, and restrictions of the Series A Preferred Stock. On April 17, 2013, the Company filed the Certificate of Designation with the Secretary of State of Nevada designating one million shares of Series A Preferred Stock.

The Series A Preferred Stock shall be convertible and for every share of Series A Preferred Stock converted, the holder shall be entitled to receive one (1) share of the Company’s common stock. Shares of Series A Preferred Stock shall be entitled to voting rights with respect to any vote to be held by the holders of the Company’s Common Stock. Every share of Series A Preferred Stock shall be entitled to 750 votes for each share of common stock that each share of Series A Preferred Stock is convertible into.

Issuance of Preferred Stock

On April 10, 2013, the Company’s Board of Directors authorized the sale and issuance of one million shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer in exchange for the conversion of $50,000 of accrued salary owing to Mr. Volk.  Subsequently, on April 17, 2013, the Company sold one million shares of Series A Preferred Stock to Mr. Volk on the terms authorized by the board of directors.

Amendments to Articles of Incorporation

On April 17, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “First Amendment”) to increase the authorized shares of common stock from 500 million to 1.49 billion.  The increase of authorized shares was approved by the Board of Directors on April 17, 2013 and by stockholders holding a majority of the voting rights of the Common Stock of the Company.

On May 8, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Second Amendment” and, together with the First Amendment, the “Amendments”) to increase the authorized common stock from 1.49 billion to 2.49 billion. The increase of authorized shares was approved by the Board of Directors on April 17, 2013 and by stockholders holding a majority of the voting rights of the Common Stock of the Company.

The Company is required to give notice of the Amendments pursuant to the Exchange act by filing a Schedule 14C Information Statement and has not yet done so as of the date of this quarterly report. The Company intends to make such filing but will be late in doing so.

Issuance of Common Stock and Warrants for Cash

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 2,000,000 shares of common stock at $0.005 per share.  Proceeds from the sale were $10,000.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three months ended March 31, 2013, and for the three months ended March 31, 2012.  Bayshore has ceased to report to us the amounts of our respective share in oil and gas revenues and we understand that the oil wells are shut in and not producing.  The historical level of oil and gas production has not been significant.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $453,478 for the three months ended March 31, 2013, compared to $687,368 for the three months ended March 31, 2012, representing a decrease of $233,890.  The decrease in our costs and operating expenses are primarily a result of decreases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three months ended March 31, 2013, and for the three months ended March 31, 2012.  Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and we understand that the oil wells are shut in and not producing.

Accretion of Asset Retirement Obligations – Accretion of asset retirement obligations was $0 for the three months ended March 31, 2013 as compared to $57 for the three months ended March 31, 2012, representing a decrease of $57. The amount of and decrease in accretion of asset retirement obligations expenses principally reflects the fact that the original accretion periods for all wells are complete.

General and Administrative Expense – General and administrative expense was $368,867 for the three months ended March 31, 2013, as compared to $569,307 for the three months ended March 31, 2012, representing a decrease of $200,440.  The decrease in general and administrative expense during the three months ended March 31, 2013, is principally related to decreases of: (1) $108,390 for consulting services; (2) $58,253 for legal services; and (3) $22,488 for outside services.  The reduction in consulting services represents a decrease in payments related to investor relations, energy, financing, and general business services as a result of a general decreased need for such consulting services.  The decrease in legal services principally relates to approximately $65,000 of costs incurred in 2012 in connection with the debt settlement with Ironridge Global IV, Ltd. (“Ironridge”) for the payment of Ironridge’s legal costs as well as payment of certain noteholder’s claimed legal costs when their notes were settled through Ironridge.  The decrease in the costs of outside services principally relates to the decreased use temporary office personnel.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the three months ended March 31, 2013 and 2012.  Share-based compensation for the three months ended March 31, 2013 was $72,988.  The transactions during the three months ended March 31, 2013 were as follows:

●
During the period since the change of control transaction, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants. Certain of these options vested immediately, while other options vest over periods of up to thirty months from the grant date. Additionally, we have granted stock options and issued compensation-based warrants and stock awards to consulting firms.  Share-based compensation is measured on the grant date for stock options and on the issue date for compensation-based warrants and stock awards, and recognized over the vesting period. For the three months ended March 31, 2013, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $52,788;

●
In connection with a consulting agreement dated February 1, 2013 with David Pinkman, a newly-appointed member of the board of directors, we issued 1,000,000 shares of common stock to Mr. Pinkman for consulting services to the Company.  For accounting purposes, this issuance has been recorded at $5,200, or $0.0052 per share, the closing price of the common stock on the date the issuance was made; and

●
On February 6, 2013, we issued 500,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, we have valued this issuance at $15,000, or $0.03 per share.

Share-based compensation for the three months ended March 31, 2012 was $118,004.  The transactions during the three months ended March 31, 2012 were as follows:

●
As described above, we have granted options to acquire common stock to our officers and employees, as well as to certain consultants.  For the three months ended March 31, 2012, we reported share-based compensation related to these stock options, stock warrants, and stock awards of $78,004; and

●
In March 2012, we issued 100,000 shares of common stock to Ironridge in connection with a court-approved Order for Approval of Stipulation for Settlement of Claims.  The Order provided, among other things, for the immediate issuance by us of 100,000 shares of common stock to Ironridge as a fee in connection with the settlement.  The issuance of common stock was recorded at $40,000, based on the closing price of the common stock on the date of issuance.

Although the net changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 5, 6 and 8 to the accompanying condensed consolidated financial statements, we issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 7, 8 and 10 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These beneficial conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the beneficial conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,267,416 and $7,795,335 as of March 31, 201,3 and December 31, 2012, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $163,969 for the three months ended March 31, 2013, and a gain from the change in fair value of these derivative liabilities of $1,186,236 for the three months ended March 31, 2012.

Interest Expense –We incurred interest expense of $164,987 for the three months ended March 31, 2013, as compared to $155,996 for the three months ended March 31, 2012, representing an increase of $8,991. The increase in interest expense is primarily due to the increase in the amount of our unsecured convertible debt through March 31, 2013 as compared to March 31, 2012.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 5, 6, 7 and 8 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions.  The fair value of these beneficial conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these beneficial conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $677,617 of discount on convertible notes and debentures for the three months ended March 31, 2013, compared to $1,277,921 for the three months ended March 31, 2012. As of March 31, 2013, there is $391,631 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2) issued five-year warrants to our placement agent to acquire 1.7 million shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  These deferred financing costs were amortized over the one year term of the debentures using the effective interest method through May 2012.  We amortized deferred financing costs in the amount of $141,100 for the three months ended March 31, 2012.  Since these costs were fully amortized in 2012, there is no amortization of deferred financing costs for the three months ended March 31, 2013.

Liquidity and Capital Resources

During the year ended December 31, 2012, and the three months ended March 31, 2013, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, common stock and warrants. During the year ended December 31, 2012, and the three months ended March 31, 2013, our sources of capital resources were 1) the issuance of unsecured convertible promissory notes totaling an aggregate of $1,071,000, 2) the private placement of common stock and warrants in the aggregate amount of $70,000, 3) the issuance of a bridge loan note of $250,000, 4) the issuance of a secured convertible debenture of $100,000, 5) the issuance of a secured promissory note of $100,000, 6) proceeds from the issuance of common stock under an equity investment agreement of $133,000, and 7) the issuance of unsecured promissory notes for $175,000.  At March 31, 2013, we had $7,105 in cash. At March 31, 2013, we had a working capital deficit of $5,954,084, as compared to a deficit of $8,005,631 as of December 31, 2012. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The decrease in the working capital deficit for the three months ended March 31, 2013, is principally due to 1) the issuance of new short-term debt totaling $188,000, 2) net decrease in debt discounts of approximately $76,000, 3) increases in accounts payable and accrued liabilities of approximately $177,000, 4) decrease in payable to Ironridge from issuance of common stock of approximately $1,180,000, 5) less debt conversions of approximately $357,000, 6) net liabilities released under the settlement agreement with Black Cat of approximately $990,000, and 7) decrease in current assets of approximately $35,000.  In addition, we have total stockholders’ deficit of $6,962,319 at March 31, 2013, compared to total stockholders’ deficit of $8,484,524 at December 31, 2012, a decrease in the stockholders’ deficit of $1,522,205.  The decrease in the stockholders’ deficit for the three months ended March 31, 2013, is principally due to 1) aggregate amount of debt, accrued interest, and derivative liability converted into stockholders’ equity by the issuance of common stock related to debt conversions for a total of $1,295,247; 2) the reduction of $1,180,053 in the amount of the payable to Ironridge Global IV, Ltd. that was converted into stockholders’ equity through the issuance of common stock; and 3) less the amount of our net loss of $1,132,113.

Our operations used net cash of $296,960 during the three months ended March 31, 2013, compared to $350,989 of net cash used during the three months ended March 31, 2012.  Net cash used in operating activities during the three months ended March 31, 2013, consisted of our net loss of $1,132,113, less non-cash expenses for the impairment loss on oil and gas properties of $11,623, share-based compensation of $72,988, amortization of deferred financing costs and discount on convertible notes of $677,617, and depreciation expense of $1,274, and further reduced by non-cash changes in working capital of $235,620, plus the non-cash gain for the change in fair value of derivative liabilities of $163,969.

We had no investing activities that either used cash or provided cash during the three months ended March 31, 2013, compared to cash used in investing activity of $199,073 for the three months ended March 31, 2012.  Investing activities during the three months ended March 31, 2012 included cash paid totaling $196,642 toward the acquisition of oil and gas properties from Black Cat and the purchase of office equipment with a total cost of $2,431.

Financing activities provided $296,000 of cash during the three months ended March 31, 2013, compared to $575,668 during the three months ended March 31, 2012.  Cash flows from financing activities during the three months ended March 31, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $188,000 and 2) proceeds from issuance of common stock and warrants for $108,000.  Cash flows from financing activities during the three months ended March 31, 2012, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $325,000 and 2) proceeds of $250,000 from the issuance of a bridge loan promissory note.

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

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at the original conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of May 20, 2013, debentures totaling $70,424 and accrued interest totaling $71,965 have been converted into common stock.

As of May 20, 2013, all of the outstanding debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011, and continuing through the maturity dates.  As of March 31, 2013, the total interest that was due is $783,839 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of stock issuances between February 2012 and May 2013, the conversion price of the debentures has been reset to $0.00038 per share, which would result in the issuance of approximately 6.5 billion shares of common stock upon conversion of the principal amount, not including accrued interest.  We currently do not have a sufficient number of authorized but unissued shares of common stock available for issuance upon conversion of these debentures.

The common stock purchase warrants are exercisable for a period of five years at an original exercise price of $3.00 per share. The warrants contain price ratchet anti-dilution protection. The warrants are exercisable on a cashless basis because there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of share issuances between February 2012 and May 2013, the exercise price of the warrants has been reset to $0.00038 per share.

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

Montecito Promissory Note

On May 6, 2011, in connection with our acquisition of certain assets from Montecito Offshore LLC, we issued Montecito a subordinated promissory note in the amount of $500,000.  The subordinated promissory note is subordinated to the secured convertible notes we issued in the private placement that closed on May 5, 2011.  The Montecito Note was due in August 2011 and accrued interest at the rate of 9% per annum until maturity and continues to accrues interest at the highest legal rate allowed since maturity since the Montecito Note is in default for failure to pay principal and interest when due.

GEL Properties Financing

On July 24, 2012, we entered into an agreement with GEL pursuant to which we issued GEL five convertible notes. The first note, due July 24, 2013 in the principal amount of $100,000 (the “GEL I Note”), was issued in exchange for $100,000.  Between February 8, 2013, and May 20, 2013, GEL has converted all of the GEL I Note into common stock.

The second note, due July 24, 2013, in the principal amount of $75,000 (the “GEL II Note”), was issued in exchange for a promissory note from GEL also in the amount of $75,000 (the “GEL II Payment Note”).  The third note, due July 24, 2013, in the principal amount of $75,000 (the “GEL III Note”), was issued in exchange for a promissory note from GEL also in the amount of $75,000 (the “GEL III Payment Note”).   The fourth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL IV Note”), was issued in exchange for a promissory note from GEL also in the amount of $75,000 (the “GEL IV Payment Note”).   The fifth note, due July 24, 2013, in the principal amount of $75,000 (the “GEL V Note”), was issued in exchange for a promissory note from GEL also in the amount of $75,000 (the “GEL V Payment Note”).

The GEL II Payment Note was due on March 24, 2013, and was repaid in full on February 28, 2013.

The GEL III Payment Note was due on April 24, 2013, and was extended to August 24, 2013 because we did not meet the current information requirements pursuant to Rule 144 on April 24, 2013.  The GEL III Payment Note is secured by a $75,000 debt obligation owed to GEL by Silver Dragon Resources, Inc.  Commencing on February 28, 2013, payments totaling $45,000 have been received on the GEL III Payment Note, leaving a balance of $30,000 at May 20, 2013.

The GEL IV Payment Note was due on May 24, 2013, and was extended to September 24, 2013 because we did not meet the current information requirements pursuant to Rule 144 on May 24, 2013.  The GEL IV Payment Note is secured by a $75,000 debt obligation owed to GEL by Savwatt usa, Inc.

The GEL V Payment Note is due on June 24, 2013, or October 24, 2013 in the event that we do not meet the current information requirements pursuant to Rule 144 on June 24, 2013.  The GEL V Payment Note is secured by a $75,000 debt obligation owed to GEL by Savwatt usa, Inc.

On September 5, 2012, we entered into an agreement with GEL, pursuant to which we issued GEL two additional convertible notes. The first note, due September 5, 2013 in the principal amount of $50,000 (the “GEL VI Note”), was issued in exchange for $50,000.  The second note, due September 5, 2013 in the principal amount of $50,000 (the “GEL VII Note”), was issued in exchange for a promissory note from GEL in the amount of $50,000 (the “GEL VII Payment Note”).

The GEL VII Payment Note is due on June 5, 2013, unless we do not meet the current information requirements pursuant to Rule 144, at which time the note will come due at the time that we meet the current information requirements.  The GEL VII Payment Note is secured by the $50,000 GEL VII Note, and such collateral can be exchanged by GEL for other collateral.

Interest on the notes with accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  We are not required to make any payments on the notes with GEL until maturity.  We have the ability to repay the notes to GEL at any time at 150% of the unpaid principal amount upon five days prior written notice to the Investor.

GEL may convert the outstanding principal on the notes into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $0.001 per share.

As of May 20, 2013, the notes payable to GEL remain outstanding in the amounts disclosed above.

Asher Financings

On September 13, 2012, October 19, 2012, and February 27, 2013, we entered into securities purchase agreements with Asher Enterprises, Inc., an accredited investor (“Asher”), providing for the sale by us to Asher of 8% convertible debentures in the aggregate principal amount of $128,000 (the “Asher Debentures”).  The outstanding balance on the Asher Debentures is $87,500 as of May 20, 2013.

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

Prolific Group, LLC

On September 27, 2012 and February 28, 2013, we entered into agreements with Prolific Group, LLC, an accredited investor (“Prolific”), pursuant to which we issued Prolific convertible notes in the aggregate principal amount of $45,000.  Interest on these notes accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  The convertible notes with Prolific mature on September 27, 2013 and February 28, 2014, respectively.  We are not required to make any payments on these notes until maturity. We have the ability to repay this note at any time at 150% of the unpaid principal amount upon five days prior written notice to Prolific.  Prolific may convert the outstanding principal on the note into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.0001 per share.    The outstanding balance on these notes with Prolific is $44,750 as of May 20, 2013.

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

What Happened LLC

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

In lieu of repayment in cash, WH LLC had the option of converting the obligation represented by the Secured Note into a 3.75% carried working interest in the Alvey Lease, which WH LLC was required to advise us of whether it intended to exercise such option on or prior to the maturity of the Secured Note.  On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL, and on May 8, 2013 WH LLC sold $25,000 of this note to Magna Group, LLC (“Magna”), leaving a balance of $12,500 which is also expected to be sold.  The notes sold to Prolific and GEL were amended to accrue interest at 6% per annum, to mature on February 28, 2014, and to be convertible at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion.  The note sold to Magna was amended to accrue interest at 12% per annum, to mature on May 8, 2014, and to be convertible at a conversion price per share equal to fifty percent (50%) of the lowest daily volume weighted average price of the common stock during the three days prior to the date of conversion.  Magna has converted $15,000 of the note that it acquired, leaving a balance of $10,000 as of May 20, 2013.

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

Sanjay Kapoor - Settlement Agreement and Mutual Release of Claims

On December 12, 2012, the Company, Sanjay Kapoor and the SAM Group entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may have existed between the parties in connection with a secured debt financing entered into on March 6, 2012.  In connection with this settlement agreement, we issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  Additionally, we issued a warrant to acquire 1,000,000 shares of our common stock, exercisable until December 12, 2013.  The exercise price of the warrant is $0.10 through June 12, 2013, $0.15 from June 13, 2013 through September 12, 2013, and $0.20 from September 13, 2013 through December 12, 2013.

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

Among the conditions that constitute an event of default is the situation where the average volume weighted average price per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $0.10 per share.  This condition initially occurred in early June 2012 and has continued since that date.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew it notification and acceleration of repayment.

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

On various dates through May 20, 2013, La Jolla has sent us notices of conversion totaling $15,500 of the Convertible Debenture and a notice of purchase of $155,000 under the Equity Investment Agreement.

La Jolla had the right, at any time on or prior to January 25, 2013, to purchase an additional debenture on the same terms and conditions of the Convertible Debenture in the amount of $400,000 and enter into an additional equity investment agreement on the same terms and conditions of the Equity Investment Agreement, except that the amount of stock that La Jolla can purchase shall be $4,000,000.  Even though this arrangement had expired, we have allowed La Jolla to purchase additional shares of common stock at the 125% of the VWAP on the purchase date.  On February 12, 2013 La Jolla purchased 43,636 shares of common stock for $12,000.  On February 25, 2013, La Jolla purchased 40,000 shares of common stock for a purchase price of $11,000. On March 12, 2013, La Jolla purchased 54,545 shares of common stock for $15,000.  On April 3, 2013, La Jolla purchased an additional 54,545 shares of common stock for $15,000.  Finally, on April 29, 2013, La Jolla purchased an additional 25,455 shares of common stock for $7,000.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed our obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note was due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  As of May 20, 2013, this note has not been paid and is in default.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 100,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $0.10 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

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

Upon execution of the Equity Facility, we issued to Haverstock (i) 300,000 shares of common stock and a convertible debenture in the principal amount of $250,000 as an implementation fee and (ii) a convertible debenture in the principal amount of $45,000 representing $35,000 of Haverstock legal fees and $10,000 of Haverstock due diligence fees.  The convertible debenture, in the aggregate principal amount of $295,000, matured on March 22, 2013 and bears interest at the rate of 8% per annum.   Haverstock is permitted, at any time after 180 days from June 22, 2012, to convert the outstanding principal on the debenture into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest daily intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.  Haverstock agreed to restrict its ability to convert the debenture and receive shares of our common stock such that the number of shares of common stock held by Haverstock and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of our common stock.  Haverstock has converted $54,220 of the convertible debenture into common stock, resulting in a balance of $240,780 at May 20, 2013, which is in default.

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

CS LLC is permitted to convert the outstanding principal and accrued interest on the CS Note into common stock at a conversion price per share equal to fifty percent (50%) of the average of the three (3) lowest intraday trading prices of the common stock during the 10 trading days immediately preceding the conversion date.  CS LLC has converted $4,574 of the convertible debenture into common stock, resulting in a balance of $70,426 at May 20, 2013.

CS LLC agreed to restrict its ability to convert the CS Note and receive shares of our common stock such that the number of shares of common stock held by CS LLC in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Ronald W. Moeckel Financing

On August 9, 2012, we issued a promissory note to Ronald W. Moeckel (“Moeckel”) in exchange for proceeds of $25,000.  The promissory note was due on or before November 9, 2012 by payment of $28,750, including interest of $3,750 for the three month term.  The note was sold to Magna and was amended to accrue interest at 12% per annum, to mature on May 8, 2014, and to be convertible at a conversion price per share equal to fifty percent (50%) of the lowest daily volume weighted average price of the common stock during the three days prior to the date of conversion.

In addition, we issued Moeckel a common stock purchase warrant to purchase 25,000 shares of common stock (the “Moeckel Warrant”).  The Moeckel Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 9, 2015.  The Moeckel Warrant can be exercised on a cashless basis.

Stephen K. and Nancy B. Rush Financing

On October 8, 2012, we issued a promissory note to Stephen K. and Nancy B. Rush (the “Rushes”) in exchange for proceeds of $50,000.  The promissory note was due on or before January 7, 2013 by payment of $62,500, including interest of $12,500 for the three month term. As of May 20, 2013, this note has not been paid and is in default.  In addition, we issued the Rushes a common stock purchase warrant to purchase 50,000 shares of common stock (the “Rush Warrant”).  The Rush Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.  The Rush Warrant can be exercised on a cashless basis.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provided for the issuance by us of 1,015,000 shares of common stock as the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a Calculation Period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for aggregate trading volume of our common stock to exceed $4.2 million. Pursuant to the Order, Ironridge will retain 100,000 shares of our common stock as a fee, plus $1,388,407 with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  In connection with preparing the Annual Report for the year ended December 31, 2012, we determined that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 42,814,554 shares of common stock.  As of April 5, 2013, we had issued all of the shares that we believe were due under the Order.  However, between April 9, 2013 and May 6, 2013, the Company authorized the issuance of an additional 60,310,466 shares of the Company’s common stock to Ironridge.  Management believes the requests delivered to the Company by Ironridge were in error and resulted in an issuance of common stock in excess of the Company’s obligation under the Order. The Company has had initial discussions with Ironridge regarding the return of the additional shares that were issued in error, but Ironridge has refused.   We and Ironridge have different interpretations regarding several provisions of the Order used to determine the number of shares issuable.  At this time, we are considering all our available legal and equitable options in this matter.

Pursuant to the Order, for every 420,000 shares of our common stock that trade during the “ Calculation Period”, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we were to immediately issue additional shares (each, an "Additional Issuance"). At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we were to issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge was to promptly return any remaining shares to us and our transfer agent for cancellation.  However, the Order provides that under no circumstances shall we issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of our common stock then issued and outstanding.

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

Revenue Recognition

Historically, all revenues have been derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Typically, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  Accounts receivable are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2013 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2013, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Black Cat Settlement Agreement

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at March 31, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 4,500,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts . Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

Item 1A.  Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

On January 9, 2013, we issued 1,500,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 18, 2013, we issued 5,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 1, 2013, we issued 1,000,000 shares of common stock to David Pinkman in connection with a consulting agreement for business services.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 8, 2013, we issued 8,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 13, 2013, we issued 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock exercisable at $0.05 per share to Aaron Shrira for $25,000 pursuant to a Common Stock and Warrant Purchase Agreement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 20, 2013, we issued 5,000,000 shares of restricted common stock to the Volk Revocable Trust for the conversion of $25,000 of indebtedness owed to Charles Volk for back salary owed to Mr. Volk. The conversion price was $0.005 per share. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 20, 2013, we issued 500,000 shares of common stock to Samuel Butero as a bonus for services previously rendered in connection with our periodic filings. The shares were valued by the Company at $0.03 per share. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 25, 2013, we issued 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock exercisable at $0.05 per share to Alan Kau for $25,000 pursuant to a Common Stock and Warrant Purchase Agreement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 28, 2013, we issued 11,000,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights. Debentures totaling $70,424 have been converted into common stock. As of May 20, 2013, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of March 31, 2013, the total interest that is due is $783,839 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.00038 per share, which would result in the issuance of approximately 6.5 billion shares of common stock upon conversion of the principal amount, not including accrued interest.

On May 6, 2011, in connection with our acquisition of certain assets from Montecito, we issued Montecito a subordinated promissory note in the amount of $500,000.  The subordinated promissory note is subordinated to the secured convertible notes we issued in the private placement that closed on May 5, 2011.  The Montecito Note was due in August 2011 and accrued interest at the rate of 9% per annum until maturity and accrues interest at the highest legal rate allowed since maturity since the Montecito Note is in default for failure to pay principal and interest when due.

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC.  We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL, and on May 8, 2013 WH LLC sold $25,000 of this note to Magna, leaving a balance of $12,500 which is in default.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title

3.1(i)	Certificate of Designations of Series A Preferred Stock dated April 17, 2013

3.1(ii)	Certificate of Amendment of Articles of Incorporation dated April 18, 2013

3.1(iii)	Certificate of Amendment of Articles of Incorporation dated May 8, 2013

10.1	Series A Preferred Stock Purchase Agreement dated April 17, 2013 between Charles Volk and the Company

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date:  May 30, 2013

By:  /s/ CHARLES VOLK
Charles Volk
Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)