Form 10-Q
period 2013-06-30
WORTHINGTON ENERGY, INC.
filed 2014-01-23
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______   to    ______.

Commission File Number 000-52590

Worthington Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

20-1399613

(I.R.S. Employer Identification No.)

145 Corte Madera Town Center #138

Corte Madera, California 94925

(Address of principal executive offices) (Zip code)

(775)450-1515

(Registrant’ s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☐

Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of January 17, 2014, issuer had 47,476,293 outstanding shares of common stock, par value $0.001.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worthington Energy, Inc. has included its unaudited condensed consolidated balance sheets as of June 30, 2013, and December 31, 2012 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations and cash flows for the six months ended June 30, 2013 and 2012, and for the period from June 30, 2004 (date of inception) through June 30, 2013 , and the unaudited condensed consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 2013, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2012, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2013.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,337	$8,065
Prepaid expenses and other current assets	123	36,431
Total Current Assets	4,460	44,496

Property and Equipment, net of accumulated depreciation	12,888	14,570
Oil and gas properties	5,798,563	6,854,550
Deferred financing costs	-	370,000
Earnest money deposit	-	100,000
Other assets	14,610	14,610

Total Assets	$5,830,521	$7,398,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$525,568	$412,327
Accrued liabilities	1,369,980	1,432,850
Payable to Ironridge Global IV, Ltd.	84,128	1,489,623
Payable to former officer	115,000	-
Unsecured convertible promissory notes payable, net of discount, in default	702,492	663,054
Secured notes payable, net of discount, in default	582,228	1,502,273
Convertible debentures in default	2,456,532	2,550,000
Derivative liabilities	7,471,079	7,795,335
Total Current Liabilities	13,307,007	15,845,462

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,288

Total Liabilities	13,344,295	15,882,750

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized,
none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized,
1,000,000 and none shares issued and outstanding, respectively	1,000	-
Common stock, $0.001 par value; 6,490,000,000 shares authorized,
18,304,120 and 1,142,244 shares issued and outstanding, respectively	18,303	1,141
Additional paid-in capital	26,163,715	23,904,706
Deficit accumulated during the exploration stage	(33,696,792)	(32,390,371)
Total Stockholders' Deficiency	(7,513,774)	(8,484,524)

Total Liabilities and Stockholders' Deficiency	$5,830,521	$7,398,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Period
					from
					June 30, 2004
					(Date of
					Inception)
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Oil and gas revenues, net	$-	$-	$-	$-	$370,437

Costs and Operating Expenses
Lease operating expenses	-	-		-	164,381
Impairment loss on oil and gas properties	-	-	11,623	-	5,096,701
Accretion of asset retirement obligations	-	57	-	114	8,982
General and administrative expense	437,411	478,102	806,278	1,047,409	7,100,468
Share-based compensation	11,226	71,793	84,214	189,797	8,198,057
Total costs and operating expenses	448,637	549,952	902,115	1,237,320	20,568,589

Loss from operations	(448,637)	(549,952)	(902,115)	(1,237,320)	(20,198,152)

Other income (expense)
Interest income	-	-		-	63,982
Change in fair value of derivative liabilities	1,238,545	(1,254,317)	1,402,514	(68,081)	(2,786,634)
Gain on transfer of common stock from Bayshore Exploration, L. L. C.	-	-		-	24,000
Interest expense	(143,246)	(257,180)	(308,233)	(413,176)	(1,959,859)
Amortization of discount on convertible debentures and notes and other debt	(450,970)	(58,351)	(1,128,587)	(199,451)	(7,318,506)
Interest expense - Ironridge Global IV, Ltd	-	-		-	(594,935)
Amortization of deferred financing costs	(370,000)	(1,254,324)	(370,000)	(2,532,245)	(926,688)
Total other income (expense)	274,329	(2,824,172)	(404,306)	(3,212,953)	(13,498,640)

Net loss	$(174,308)	$(3,374,124)	$(1,306,421)	$(4,450,273)	$(33,696,792)

Basic and Diluted Loss Per Common Share	$(0.02)	$(14.30)	$(0.24)	$(23.92)

Basic and Diluted Weighted-Average Common Shares Outstanding	8,393,391	235,995	5,409,600	186,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

						Deficit
						Accumulated
					Additional	During the	Total
	Series A Preferred Stock		Common Stock		Paid in	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance - January 1, 2013	-	$-	1,142,244	$1,141	$23,904,706	$(32,390,371)	$(8,484,524)

Issuance of common stock upon conversion of notes payable and accrued interest - weighted average of $0.049 per share			12,216,968	12,217	581,015		593,232
Issuance of common stock to Ironridge in settlement of liabilities, January 2013 to June 2013, weighted average of $0.33 per share			4,250,000	4,250	1,401,245		1,405,495
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures weighted average of $0.026 per share			310,494	310	7,690		8,000
Issuance of common stock to La Jolla under an equity investment agreement, weighted average of $0.391 per shares			202,814	203	79,027		79,230
Issuance of common stock and warrants for cash, February 2013, $0.607 per unit			141,600	142	85,858		86,000
Issuance of common stock to chief executive officer in satisfaction of certain amounts owed to him, February 2013, $0.25 per share			100,000	100	24,900		25,000
Issuance of common stock for services, February 2013 - weighted average of $0.673 per share			30,000	30	20,170		20,200
Return and cancelation of common stock in connection with the Settlement Agreement with Black Cat Exploration & Production, LLC and former officer, January 25, 2013, valued at $0.60 per share			(90,000)	(90)	(53,910)		(54,000)
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	64,014		64,014
Issuance of Series A Preferred Stock for accrued compensation	1,000,000	1,000			49,000		50,000

Net Loss						(1,306,421)	(1,306,421)

Balance - June 30, 2013	1,000,000	$1,000	18,304,120	$18,303	$26,163,715	$(33,696,792)	$(7,513,774)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period
			from
			June 30, 2004
			(Date of
			Inception)
	For the Six Months Ended		through
	June 30,		June 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$(1,306,421)	$(4,450,273)	$(33,696,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	11,623	-	5,096,701
Share-based compensation for services	84,214	189,797	8,198,056
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	1,498,587	2,731,696	8,245,194
Interest expense - Ironridge Global IV, Ltd.	-	-	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligation	-	114	8,982
Depreciation expense	2,548	2,067	13,894
Change in fair vlue of derivative liabilities	(1,402,514)	68,081	2,786,634
Change in assets and liabilities:
Prepaid expense and other current assets	36,308	14,975	16,695
Other assets	100,000	-	85,390
Accounts payable and accrued liabilities	572,043	817,107	4,241,125
Net Cash Used In Operating Activities	(403,612)	(626,436)	(4,433,186)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties		-	500,000
Acquisition of oil and gas properties		(196,642)	(3,658,565)
Earnest money deposit		(100,000)	(100,000)
Purchase of property and equipment	(866)	(3,596)	(26,782)
Net Cash Used in Investing Activities	(866)	(300,238)	(3,285,347)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	144,000	-	3,373,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amount held in attorney's trust accounts	260,500	950,668	3,343,500
Proceeds from issuance of convertible debentures		-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock		-	180,000
Payment of deferred financing costs		-	(506,000)
Payment of payable to Bayshore Exploration, L.L.C.		-	(489,600)
Payment of principal on notes payable stockholder		-	(325,000)
Payment on principal on notes payable	(3,750)	(25,000)	(404,000)
Net Cash Provided By Financing Activities	400,750	925,668	7,722,870

Net Increase (Decrease) In Cash and Cash Equivalents	(3,728)	(1,006)	4,337
Cash and Cash Equivalents At Beginning Of Period	8,065	1,552	-
Cash and Cash Equivalents At End Of Period	$4,337	$546	$4,337

Supplemental Cash Flow Information - Note 12

The accompanying notes are an integral part of these unaudited financial statements.

WORTHINGTON ENERGY, INC.

 (An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Three and Six Months Ended June 30, 2013 and 2012

Note 1 - Organization and Significant Accounting Policies

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.  During August 2004, shareholder control of the Company was transferred, a new board of directors was elected and new officers were appointed.  These officers and directors managed the Company until March 17, 2010, at which time, the existing members of the Company’s board of directors resigned, new members were appointed to the board of directors, and managerial control of the Company was transferred to new management.  The new board of directors immediately commenced, among other things, the placement of unsecured convertible promissory notes to raise funds for working capital and held a meeting of stockholders on June 29, 2010, at which the stockholders approved 1) a 1-for-3 reverse common stock split, 2) a second reverse stock split of approximately 1 share for 2.4 shares of common stock, 3) the amendment of the Company’s certificate of incorporation to increase the Company’s authorized capital from 100 million to 500 million shares of common stock and from 5 million to 10 million shares of preferred stock, and 4) the adoption of the 2010 Stock Option Plan.  On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).  The Company held its annual meeting of stockholders on October 12, 2012, at which the Company’s stockholders approved a proposal a 1-for-10 reverse common stock split.  In addition, on October 2, 2013 the Company affected a 1-for-50 reverse common stock split. All references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.  As more fully disclosed in Note 9 to these condensed consolidated financial statements, on April 17, 2013, the Company designated one million shares of preferred stock as Series A Preferred Stock; issued one million shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer; and pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended to increase the Company’s authorized common stock from 500 million to 1.49 billion shares of common stock.  On May 8, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended again to increase the Company’s authorized common stock from 1.49 billion to 2.49 billion shares of common stock. Also June 24, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended again to increase the Company’s authorized common stock from 2.49 billion to 6.49 billion shares of common stock.

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

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, and for the period from June 30, 2004 (date of inception) through December 31, 2012, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of June 30, 2013, and its consolidated results of operations and cash flows for the six months ended June 30, 2013 and 2012, and for the period from June 30, 2004 (date of inception), through June 30, 2013.  The results of operations for the six months ended June 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2012, included in its annual report on Form 10-K filed with the SEC on April 17, 2013.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $1,306,421 for the six months ended June 30, 2013 and $13,255,095 for the year ended December 31, 2012.  The Company also used cash of $403,612 and $1,348,778 in its operating activities during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  Through June 30, 2013, the Company has accumulated a deficit during the exploration stage of $33,696,792 and a significant portion of the Company’s debt is in default.  At June 30, 2013, the Company has a working capital deficit of $13,302,547 including current liabilities of $13,307,007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although it does not have any contracts or commitments for either at this time. The Company will have to raise additional funds to continue operations and, while it has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  The Company hopes that working capital will become available via financing activities currently contemplated with regards to its intended operating activities.

The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and to attain profitable operations.

Use of Estimates – In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share-based payments and derivative liability.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  As such options, warrants, and stock awards to acquire 2,029,594 shares of common stock; the promissory notes and debentures convertible into 470,565,499 shares of common stock; shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 75,111,111 shares; or the 2,300,000 shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at June 30, 2013 as their effect would have been anti-dilutive.  None of the options, warrants, and stock awards to acquire 975,739 shares of common stock; the promissory notes and debentures convertible into 16,238,980 shares of common stock; or the 4,277,129 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at June 30, 2012 as their effect would have been anti-dilutive.

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

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton pricing model to value the derivative instruments on June 30, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Statements – The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Note 2 - Oil and Gas Properties

Summary of Oil and Gas Properties

At June 30, 2013 and December 31, 2012, oil and gas properties, net of impairment losses recognized, consist of the following:

	June 30	December 31,
	2013	2012

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	-	1,055,987
Leasehold interest costs - Texas	100,000	100,000
Wells - Texas	-	-

	$5,798,563	$6,854,550

Black Cat Purchase and Sale Agreement (Mustang Island)

On March 9, 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat”) pursuant to an amended Purchase and Sale Agreement for Oil & Gas Properties and Related Assets (the “Black Cat Agreement”).  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 90,000 shares of common stock, of which 45,000 shares were issued to Black Cat at the time of closing and the remaining 45,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest was capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $19.00 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $3.50 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

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

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at June 30, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 90,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts. Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

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

Montecito Asset Sale Agreement (Vermillion 179)

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of June 30, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.   The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report. Pursuant to the anticipated settlement, the Company will return its leasehold interests in Vermillion 179 to Montecito, and would be released from all liabilities related to a subordinated promissory note due Montecito (see Note 6), Convertible Debentures (see Note 7), and accrued interest thereon, and any related derivative liabilities will be extinguished. The Company currently estimates this will result in a net increase to equity to the Company but there is no assurance that such settlement will be finalized as contemplated by the Company.

Texas Oil and Gas Operations

Commencing in the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated in oil and gas exploration and development activities in Texas, principally with Bayshore Exploration L.L.C. (“Bayshore”) in La Salle County, Texas.  During 2005, the Company acquired from Bayshore a 31.75% working interest (23.8125% net revenue interest) in the Cooke Ranch prospect, consisting of approximately 8,883 acres.  During 2006, the Company entered into an agreement with Bayshore to acquire a 50% working interest in approximately 3,200 acres of oil and gas leases and oil and gas lease options located in La Salle County, Texas, for the purpose of oil and gas exploration and production.  The Company was also granted an option to increase its working interest in the leases to 75% within 90 days of the date of the agreement, on the same terms and conditions.  On June 13, 2006, the Company exercised its option to increase its working interest to 75% (56.25% net revenue interest). To date, the Company has acquired a 75% working interest in approximately 2,268 acres.  Additionally during 2006, the Company entered into a Joint Exploration Agreement with Bayshore covering the 8,883 acres of the Cooke Ranch prospect. The Exploration Agreement provides for the Company and Bayshore to join together for the purpose of drilling exploratory wells and performing studies of the Cooke Ranch prospect acreage and acquiring additional prospective oil and gas properties on which to explore for, develop, and produce oil and gas.  During 2008, Bayshore entered into a lease of 220 acres in LaSalle County, Texas within the area of mutual interest covered by the exploration agreement.  The Company exercised its right to purchase its proportionate share (31.75%) of that lease and paid Bayshore for the Company’s share of the lease bonus and related expenses.  In connection with that new lease, the Company entered into a participation in a farm out whereby the Company retained approximately a 4% fully carried working interest in the Cartwright No. 3 well drilled on the new lease by third parties.

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells and participated with another entity in the drilling of a well in another county in Texas.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At June 30, 2013, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  Management of the Company has the understanding that the six wells are currently shut in and not producing.  At June 30, 2013, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the management of the Company has performed evaluations of its producing oil and gas properties to determine whether oil and gas properties are impaired.  Management has also considered the market value of its nonproducing properties.  During 2006, 2008, 2009, and 2012, the Company determined that capitalized costs for wells drilled, for leasehold interests, and other related costs were in excess of the present value of estimated future cash flows from those properties.  As a result, the Company recognized impairment losses in the total amount of $4,335,078 during those years, including reducing the carrying value of wells drilled to zero and the carrying value of leasehold interests to $100,000 as of June 30, 2013 and December 31, 2012.

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2013 and December 31, 2012:

	June 30	December 31,
	2013	2012

Accrued salaries	$136,445	$352,038
Accrued payroll taxes	94,417	85,323
Accrued directors fees	64,969	69,033
Accrued interest	1,057,021	909,606
Accrued registration rights penalties and interest	14,628	14,350
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,369,980	$1,432,850

Note 4 – Payable to Ironridge Global IV, Ltd.

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge had purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case was Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184 .  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

The Order provided for the immediate issuance by the Company of 20,300 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 2,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has calculated that the Calculation Period ended during the December 31, 2012 and calculated that the Final Amount to be issued under the Order is 856,291 shares of common stock.  Additionally, during the December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge and adjusted the liability to Ironridge Global IV, Ltd. for the fair value adjustment.

Pursuant to the Order, for every 8,400 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 194,200 shares of common stock during the nine months ended December 31, 2012 plus an additional 4,250,000 shares of common stock during the six months ended June 30, 2013.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

The total issuances of 4,464,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 4,462,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 4,462,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,863,258 through June 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $84,128 at June 30, 2013.

Note 5 - Unsecured Convertible Promissory Notes Payable

A summary of unsecured convertible promissory notes at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013			December 31, 2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$102,100	$53,634	$48,466	$133,000	$69,821	$63,179
GEL Properties, LLC	173,845	85,765	88,080	167,762	84,690	83,072
Prolific Group, LLC	90,900	54,777	36,123	64,150	38,123	26,027
Various Other Individuals and Entities	3,750	-	3,750	45,000	-	45,000
Haverstock Master Fund, LTD and Common Stock, LLC	295,906	-	295,906	344,102	107,591	236,511
Magna Group, LLC	-	-	-	40,000	37,808	2,192
Hanover Holdings I, LLC	18,500	8,214	10,286	25,500	23,717	1,783
Five Individuals	206,250	-	206,250	206,250	960	205,290
JMJ Financial	25,000	23,836	1,164	-	-	-
Charles Volk (related party)	125,000	116,095	8,905	-	-	-
Tomer Tal	50,000	46,438	3,562	-	-	-

	$1,091,251	$388,759	$702,492	$1,025,764	$362,710	$663,054

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through June 2013, the Company has issued fourteen unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date. Certain of these notes are currently in default.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. During the six months ended June 30, 2013, the Company received notices of conversion of notes totaling $113,900 and accrued interest of $5,500, which were converted into 2,827,164 shares of common stock, or a weighted-average conversion price of $0.042 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $221,563 and $177,835 for the six months ended June 30, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $48,466 at June 30, 2013, representing their unconverted face amount of $102,100 less the unamortized discount of $53,634.   The carrying amount of these convertible promissory notes was $63,179 at December 31, 2012, representing their unconverted face amount of $133,000 less the unamortized discount of $69,821.

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through June 30, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (“GEL”), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date. Certain of these notes are currently in default.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of notes totaling $151,416 and accrued interest of $4,879, which were converted into 4,220,020 shares of common stock, or a weighted-average conversion price of $0.037 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $298,742 and $110,995 for the six months ended June 30, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $88,080 at June 30, 2013, representing their unconverted face amount of $173,846 less the unamortized discount of $85,766.  The carrying amount of these convertible promissory notes is $83,072 at December 31, 2012, representing their unconverted face amount of $167,762 less the unamortized discount of $84,690.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific Group, LLC (“Prolific”), an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  Certain of these notes are currently in default.   The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of notes totaling $48,250 and accrued interest of $1,272, which were converted into 564,145 shares of common stock, or a weighted-average conversion price of $0.088 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features are recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $147,183 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes was $36,123 at June 30, 2013, representing their unconverted face amount of $90,900 less the unamortized discount of $54,777.  The carrying amount of these convertible promissory notes is $26,027 at December 31, 2012, representing their unconverted face amount of $64,150 less the unamortized discount of $38,123.

Various Other Individuals and Entities

Commencing in November 2011 and continuing through April 2012, the Company issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes totaled $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest were due on dates ranging from August 1, 2012 to October 26, 2012. These notes are currently in default.   In general, the notes were convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Prior to 2013, eleven of these unsecured convertible promissory notes had been converted into common stock.  During the six months ended June 30, 2013, the Company received notices of conversion of the remaining two notes totaling $45,000 and accrued interest of $3,124, which were converted into 214,530 shares of common stock, or a weighted-average conversion price of $0.22 per share. This variable conversion price constituted an embedded derivative under generally accepted accounting principles and was required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features was recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discounts were amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever was earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $0 and $383,721 for the six months ended June 30, 2013 and 2012, respectively.   The principal balance these convertible promissory notes was $3,750 and $45,000 at June 30, 2013 and December 31, 2012, respectively.

Haverstock Master Fund, LTD and Common Stock, LLC

Upon execution of an equity facility with Haverstock Master Fund, LTD (“Haverstock”) in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000 that have been expensed.   In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes matured on March 22, 2013 and are in default.  The notes bear interest at the rate of 8% per annum.  These noteholders are  permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the six months ended June 30, 2013, the Company received a notice of conversion from Haverstock of $48,196 of its convertible note, which was converted into 1,234,856 shares of common stock, or $0.039 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,591 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes was $295,906 at June 30, 2013, representing their unconverted face amount.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

Magna Group, LLC and Hanover Holdings I, LLC

In December 2012, Magna Group, LLC (“Magna”) purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of the entire note of $40,000, which was converted into 107,881 shares of common stock, or a weighted-average conversion price of $0.37 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $37,808 for the six months ended June 30, 2013.

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (“Hanover”), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of the entire note of $7,000, which was converted into 509,091 shares of common stock, or a weighted-average conversion price of $0.014 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $15,503 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes is $10,286 at June 30, 2013, representing their unconverted face amount of $18,500 less the unamortized discount of $8,214.  The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Five Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of June 30, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 500 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 9, 2015.  As of June 30, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of June 30, 2013, this note is in default.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $960 for the six months ended June 30, 2013.  The aggregate carrying amount of these promissory notes is $206,250 at June 30, 2013, representing their face amount.   The carrying amount of these promissory notes is $205,290 at December 31, 2012, representing their face amount of $206,250 less the unamortized discount of $960.

JMJ Financial

On June 12, 2013, the Company issued an unsecured convertible promissory note to JMJ Financial (“JMJ”), an unaffiliated entity.  The convertible promissory bear no interest for the first 90 days, but contains a 10% original issue discount. The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  In general, this note is convertible until maturity at a variable conversion price equal to 60% of the average of the lowest two trading prices in the 20 trading days prior to conversion. This variable conversion price constitute an embedded derivative under generally accepted accounting principles and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory note.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $14,026 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes was $1,164 at June 30, 2013, representing their unconverted face amount of $25,000 less the unamortized discount of $23,836.

Charles Volk (Related Party)

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Charles Volk, the Company’s CEO, (“Volk”).  The convertible promissory bear at 10% per annum and contains a $25,000 original issue discount. The convertible note was issued in exchange for $100,000 of accrued compensation due to Volk. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Volk a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $37,116 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $174,323 for the six months ended June 30, 2013.  The carrying amount of this convertible promissory note was $8,905 at June 30, 2013, representing their unconverted face amount of $125,000 less the unamortized discount of $116,095.

Tomer Tal

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Tomer Tal (“Tal”).  The convertible promissory bear at 10% per annum and contains a $10,000 original issue discount. The convertible note was issued in exchange for $40,000 of accounts payable due to Tal. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Tal a warrant to purchase 500,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $14,846 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $69,729 for the six months ended June 30, 2013.  The carrying amount of this convertible promissory note was $3,562 at June 30, 2013, representing their unconverted face amount of $50,000 less the unamortized discount of $46,438.

Note 6 - Secured Notes Payable

A summary of secured notes payable at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Black Cat Exploration & Production LLC	$-	$-	$-	$850,000	$-	$850,000
Montecito Offshore, LLC	500,000	-	500,000	500,000	-	500,000
Bride Loan Settlement Note	40,000	-	40,000	40,000	-	40,000
What Happened LLC	21,575	-	21,575	125,000	-	125,000
La Jolla Cove Investors, Inc.	84,500	63,847	20,653	92,500	105,227	(12,727)

	$646,075	$63,847	$582,228	$1,607,500	$105,227	$1,502,273

Black Cat Exploration & Production, LLC (Mustang Island)

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

Montecito Offshore, L.L.C. (Vermillion 179)

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.   The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report.

Bridge Loan Note

On March 6, 2012, the Company received proceeds of $250,000 under a secured bridge loan note.  The Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012.  This note is currently in default. The bridge loan note was secured by a deed of trust on certain oil and gas properties acquired from Black Cat as described in Note 2 to these condensed consolidated financial statements.  In the event of default, the note holder was entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note was to be increased by $27,500.  This note was not repaid by May 5, 2012 and was in default.  Accordingly, the principal amount of the note was increased by $27,500 to $305,000.  In June 2012, the noteholder sold a 50% interest in this note to an entity related to the noteholder.  As described in Note 5 to these condensed consolidated financial statements, proceeds from an unsecured promissory note were used to reduce the balance by $100,000, resulting in a combined balance on the notes of $205,000.  During the period from July to December 2012, the noteholders sold the remaining principal balance of the notes to GEL ($75,000), Prolific ($40,000), and Magna ($90,000), all as disclosed in Note 5 to these condensed consolidated financial statements.

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

On December 12, 2012, the Company and these noteholders entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may have existed between the parties.  In connection with this settlement agreement, the Company issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  This note is currently in default. Additionally, the Company issued a warrant to acquire 20,000 shares of the Company’s common stock, exercisable until December 12, 2013.  The exercise price of the warrant varies from a low of $2.50 per share at December 12, 2012 to $10.00 per share at December 12, 2013.

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

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.  As disclosed in Note 5 to these condensed consolidated financial statements, What Happened LLC has sold $87,500 of the secured promissory note to GEL and Prolific, leaving a balance of $37,500 which is also expected to be sold. During the six months ended June 30, 2013, the Company received notices of conversion of notes totaling $15,925, which were converted into 1,000,000 shares of common stock, or a weighted-average conversion price of $0.016 per share.  The carrying amount of this note payable was $21,575 and $125,000 at June 30, 2013 and December 31, 2102, respectively. Upon completion of the sale of this note, the option will expire and the Company will retain the 3.75% carried working interest in settlement of the earning money deposit.

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

Pursuant to the Convertible Debenture, the Company agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum. The number of shares into which the Convertible Debenture can be converted is equal to the dollar amount being converted, divided by the quotient of the Conversion Price divided by 10, plus the dollar amount of the Convertible Debenture being converted divided by the Conversion Price.  The Conversion Price is defined as equal to the lesser of (i) $225.00 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla. If on the date La Jolla delivers a conversion notice, the applicable conversion is below $10.00 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $5.00 per share.  This condition initially occurred in early June 2012 and has continued through June 30, 2013.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of the Company’s Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $10.00 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

During the six months ended June 30, 2013, La Jolla sent the Company notices of conversion of $8,000 of the Convertible Debenture and notices of purchase of $79,230 under the Equity Investment Agreement.  Pursuant to these notifications, the Company issued 513,308 shares of common stock at a weighted average price of $0.179 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the embedded conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $41,380 for the six months ended June 30, 2013.  The carrying amount of this Convertible Debenture is $20,653 at June 30, 2013, representing the unconverted face amount of $184,500, less the unamortized discount of $63,847 and less the note receivable due from La Jolla in the amount of $100,000.  The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

Note 7 - Convertible Debentures and Related Warrants (In default)

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 20,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $1.50 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $897,431 as of June 30, 2013.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2013 and December 31, 2012, the reset conversion price of the debentures is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  The conversion price of these debentures has been further adjusted subsequent to June 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.  During the six months ended June 30, 2013, a debenture holder sent the Company notices of conversion of $93,468 of convertible debentures and $36,532 of the accrued interest.  Pursuant to these notices, the Company issued 1,539,181 shares of common stock at a weighted average price of $0.084 per share.

 In connection with this placement of convertible debentures, the Company issued warrants to acquire 34,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $150.00 per share.  The warrants became exercisable on a cashless basis six months after issuance because there was not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding discount to the convertible debentures.  During the six months ended June 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to June 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures in 2012 using the effective interest method, and therefore, no further interest expense was recognized on the amortization of this discount during the period ended June 30, 2013.  The carrying amount of the convertible debentures is $2,456,532 at June 30, 2013 and $2,550,000 at December 31, 2012, representing their unconverted face amount since the discount is now fully amortized.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2)   issued five-year warrants to its placement agent to acquire 3,400 shares of common stock, which was 10% of the aggregate number of shares of the Company’s common stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $150.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding charge to deferred financing costs.  During the six months ended June 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to June 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures in 2012 using the effective interest method and therefore, no further interest expense was recognized on the amortization of this discount during the period ended June 30, 2013

Pursuant to the debentures and warrants, no holder may convert or exercise such holder’s debenture or warrant if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Pursuant to a Mineral Mortgage between the Company and the purchasers of the debentures and warrants, the Company granted a first priority lien on all assets acquired from Montecito Offshore, LLC, as further discussed in Note 2 to these consolidated financial statements.

Note 8 - Derivative Liabilities

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures (described in Note 7 and 10), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument. Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. All of the notes described in Notes, 5, 6 and 7 that contain a reset provision or have a conversion price that is a percentage of the market price contain embedded conversion features which are considered derivative liabilities. In addition, at June 30, 2013, the Company did not have sufficient authorized shares to satisfy all the conversion for the notes described in Notes 5, 6 and 7; therefore the warrants outstanding at June 30, 2013 are also considered derivative liabilities.

As of June 30, 2013 and December 31, 2012, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

	June 30,	December 31,
	2013	2012
Conversion feature:
Risk-free interest rate	0.15%	0.15%
Expected Volatility	317%	200%
Expected life (in years)	.06 to 1	.5 to 1
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	0.15%	0.20%
Expected Volatility	317%	200%
Expected life (in years)	2.1 to 3.7	2.6 to 4.2
Expected dividend yield	0%	0%

Fair Value
Conversion feature	7,443,059	7,768,138
Warrants	28,020	27,197
	$7,471,079	$7,795,335

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the convertible debentures and notes was determined by the maturity date of the notes. The expected life of the warrants was determined by their expiration dates. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At December 31, 2012, the fair value of the aggregate derivative liability of the conversion feature and warrants was $7,795,335. During the six months ended June 30, 2013, we recognized an additional derivative liability of $1,078,258 related to the issuances of unsecured convertible promissory notes payable and warrants as described under Note 5. As of June 30, 2013 the aggregate derivative liability of all outstanding convertible debentures and notes, and warrants was $ 1,741,079. For the six months ended June 30, 2013, the Company recorded a change in fair value of the derivative liability of $1,402,514, of which $965,263 represented the fair value of the related derivative liability of the converted notes, immediately prior to their conversion.

Note 9 – Preferred and Common Stock

Issuance of Series A Preferred Stock

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

Issuance of Common Stock for Services

In connection with a consulting agreement dated February 1, 2013 with David Pinkman, a newly-appointed member of the board of directors, the Company issued 20,000 shares of common stock to Mr. Pinkman for consulting services to the Company.  For accounting purposes, this issuance has been recorded at $5,200, or $0.26 per share, the closing price of the common stock on the date the issuance was made.

On February 6, 2013, the Company issued 10,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $15,000, or $1.50 per share, as valued by the Company.

Issuance of Common Stock to Chief Executive Officer

On February 6, 2013, the board of directors authorized the issuance of common stock to the chief executive officer in satisfaction of certain amounts owed to him.  Pursuant to this authorization, the Company issued 100,000 shares of common stock to the chief executive officer.  The stock was valued at $25,000, or $0.25 per share, the amount stated in the unanimous consent of the board of directors.

Issuance of Common Stock and Warrants for Cash

On February 13 and 25, 2013, the Company entered into Common Stock and Warrant Purchase Agreements with two individuals and sold 100,000 shares of common stock at $0.50 per share and issued warrants to purchase 100,000 shares of common stock.  Proceeds from the sale were $50,000.  The warrants are exercisable at $2.50 per shares and expire in February 2016.

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 41,600 shares of common stock at $0.87 per share.  Proceeds from the sale were $36,000.

Note 10 - Stock Options and Warrants

Stock Options and Compensation-Based Warrants

On June 29, 2010, the stockholders of the Company approved the adoption of the 2010 Stock Option Plan.  The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company.  Generally, options granted under the plan may not have a term in excess of ten years.  Upon adoption, the Plan reserved 40,000 shares of the Company’s common stock for issuance there under.

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

A summary of stock option and compensation-based warrant activity for the three-month period ended June 30, 2013 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	74,300	$40.50	2.7 years	$7,910
Granted or issued	38,000	3.50
Expired or forfeited	-	-

Outstanding at June 30, 2013	112,300	28.14	2.8 years	$-

Exercisable at June 30, 2013	112,300	$28.14	2.8 years	$-

During the six months ended June 30, 2013, the Company granted options and issued compensation-based warrants to certain consultants and individuals to acquire an aggregate of 38,000 shares of common stock at exercise prices ranging from $2.50 to $5.00 per share.  All of these options and compensation-based warrants vested immediately.

During the six months ended June 30, 2012, the Company granted options and issued compensation-based warrants certain consultants to acquire an aggregate of 59,000 shares of common stock at exercise prices ranging from $7.50 to $12.50 per share.  Of these options and compensation-based warrants, 47,000 vested immediately and 12,000 vest over twelve months.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the six months ended June 30, 2013 was $1.01 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the six months ended June 30, 2013 were risk-free interest rate of 0.27%, volatility of 229%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the six months ended June 30, 2012 was $1.41 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the six months ended June 30, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.

For the six-month periods ended June 30, 2013 and 2012, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $64,014 and $115,054, respectively.  As of June 30, 2013, there was approximately $0 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 0.2 years.  The intrinsic values at June 30, 2013 are based on a closing price of $0.75 per share.

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	67,294	$37.00	3.1 years	$21,261
Issued	1,850,000	0.12
Expired	-	-

Outstanding at June 30, 2013	1,917,294	$1.40	2.9 years	$-

As discussed more fully in Note 7 to these condensed consolidated financial statements, the Company issued warrants to purchase 37,630 shares of common stock at $150.00 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in June 2011 to purchase 14,000 shares of common stock at $90.00 per share that contain price ratchet anti-dilution protection.  During the six months ended June 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of June 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to June 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

Note 11 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,042,994	$-	$5,042,994

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,428,085	$-	$2,428,085

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,460,914	$-	$5,460,914

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,334,421	$-	$2,334,421

As further described in Note 8 to these condensed consolidated financial statements, the fair value of the derivative liabilities for the embedded conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 12 - Supplemental Cash Flow Information

During the six months ended June 30, 2013, the Company had the following noncash investing and financing activities:

•	The Company recorded a valuation discount of $1,078,258 relating to the derivative liabilities of instruments issued.

•	The Company issued 12,216,968 shares of common stock as a result of the conversion of principal of $593,232 of convertible promissory notes and related accrued interest.

•	The Company issued 513,308 shares of common stock to La Jolla as a result of the conversion of $8,000 of principal of the 4.75% convertible debenture and common stock purchase $79,230 under the Equity Investment Agreement.

•	The Company issued 4,250,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of $1,405,495 of the liability that it had acquired from the Company’s creditors.

•	The Company issued 100,000 shares of common stock to the chief executive officer in satisfaction of $25,000 of the liability owed to him by the Company.

•	The Company issued 1,000,000 shares of Series A preferred stock to the chief executive officer in satisfaction of $50,000 of the liability owed to him by the Company.

•	In connection with the Settlement Agreement with Mr. Anthony Mason and Black Cat, the Company transferred to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement, which had a carrying value of $1,055,987, net of impairment recognized, and agreed to pay $125,000 to Mr. Mason. In return, Black Cat returned to the Company for cancellation 90,000 shares of the Company’s common stock with a current value of $54,000 and released the Company from all of its claims having a recorded value of $1,115,364, which included the balance of the 850,000 promissory note, $95,582 accrued interest, and $169,782 unpaid compensation and other miscellaneous amounts.

During the six months ended June 30, 2012, the Company had the following noncash investing and financing activities:

●	The Company issued 231,537 shares of common stock as a result of the conversion of $97,000 of principal of 8% convertible promissory notes and $3,400 of related accrued interest.

●	The Company issued 203,680 shares of common stock as a result of the conversion of $124,100 of principal of 6% convertible promissory notes and $2,743 of related accrued interest with an unaffiliated entity.

●	The Company issued 34,208 shares of common stock as a result of the conversion of $25,000 of principal of 8% convertible promissory notes and $211 of related accrued interest.

●	The Company issued 450,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

●	Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

●	The Company issued 615,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $174,353 of the liability that it had acquired from the Company’s creditors.

●	The Company issued a convertible promissory note to an LLC in payment of deferred financing costs totaling $295,000, which are recorded in the accompanying condensed consolidated balance sheet.

The Company paid $13,650 and $15,000 for interest during the six months ended June 30, 2013 and 2012, respectively.

Note 13 – Related Party Transactions

Warren Rothouse was appointed to be a director of the Company in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety).  Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provided for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock.  The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.  On February 27, 2013, the Company amended the November 7, 2012 agreement.  Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $23,000 for the six months ended June 30, 2013.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share.  Compensation earned by Mr. Pinkman under the consulting agreement was $16,660 for the six months ended June 30, 2013.

Note 14 - Subsequent Events

Issuance of Convertible Promissory Notes

During August 2013, the Company received $5,000 under an unsecured note arrangement with GEL.  The unsecured convertible promissory notes accrue interest at 6% per annum.  The principal and unpaid accrued interest are due August 14, 2013.  Amounts due under the note are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.

Conversion of Promissory Notes

Between July 1, 2013 and January 17, 2014 convertible note holders converted $75,296 of unsecured convertible promissory notes and $2,572 of accrued interest into 24,725,405 shares of common stock at a weighted-average conversion price of $0.003 per share.

Issuance of Common Stock and Warrants for Cash

On July 19, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 500,000 shares of common stock at $0.01 per share and a three year warrant to purchase 500,000 shares of common stock at a strike price of $0.025 per share.  Proceeds from the sale were $5,000.

Issuance of Common Stock for Cash

On October 4, 2013 La Jolla Cove Investors converted $560 under their agreement for issuance of 1,642,667 shares of common stock and invested $5,600 for issuance of 4,073 shares of common stock.

Ironridge Global

Between July 1, 2013 and January 17, 2014 the Company issued 2,300,000 share of common stock to Ironridge Global in satisfaction of $23,000 in debt for a conversion price of $0.01 per share.

Stock split

On October 2, 2013, the Company affected a 1-for-50 reverse common stock split. All references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock split have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted. On October 2, 2013 the Issued Outstanding shares were 47,746,052 whereby there was a rounding loss of 193 shares. On October 18, 2014 there were 28 shares added to the Issued and Outstanding from a round up from Pershing LLC.

Item 2.   Management ’ s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Worthington Energy, Inc. (the “Company”) is an oil and gas exploration and production company with assets in Texas and recently acquired properties in the Gulf of Mexico.    Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C.    The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. We have recently determined to expand our operations.    In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 ( “ VM 179 ” ) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.  In 2012 we completed the acquisition of a 10.35% interest in the I-1 well and a 2% overriding royalty interest ( “ ORRI ” ) in 1,400 acres in the 818-L Mustang Island lease

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.    In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract.    VM 179 is adjacent to Exxon's VM 164 #A9 well.

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

Background

Black Cat Acquisition

On March 9, 2012, the Company acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat”) pursuant to an amended Purchase and Sale Agreement for Oil & Gas Properties and Related Assets (the “Black Cat Agreement”).  The Company acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. The Company paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 90,000 shares of common stock, of which 45,000 shares were issued to Black Cat at the time of closing and the remaining 45,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest was capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $19.00 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $3.50 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

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

Black Cat agreed to return to us for cancellation the 90,000 shares of our common stock it received in connection with the Purchase Agreement as well as all studies and engineering information related to the VM 179 seismic acquisition.  Further, in connection with the Settlement Agreement, Mason agreed to resign as our President, Chief Executive Officer and a Director.

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.   The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report. Pursuant to the anticipated settlement, the Company will return its leasehold interests in Vermillion 179 to Montecito, and would be released from all liabilities related to a subordinated promissory note due Montecito (see Note 6), Convertible Debentures (see Note 7), and accrued interest thereon, and any related derivative liabilities will be extinguished. The Company currently estimates this will result in a net increase to equity to the Company but there is no assurance that such settlement will be finalized as contemplated by the Company.

D Bar Leasing Agreement

On April 26, 2012, we entered into a Purchase and Sale Agreement (the “D Bar Agreement”) with D Bar Leasing Inc. (“D Bar”). Pursuant to the terms of the Agreement, at closing, the Company was to purchase from D Bar, all rights, title and interest that D Bar owns in certain wells in the State of Texas (the “ Assets ” ) in exchange for $3,500,000 and the issuance of 50,000 shares of our common stock.    In addition, D Bar was to retain a 15% carried interest in the Assets and we shall be committed to spending approximately $1.1 million on work-over operations on the Assets, commencing with a nine well work over program of proven behind pipe reserves. As of the date of this Report, the D Bar Agreement has been cancelled.

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

On June 24, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Third Amendment” and, together with the First and Second Amendment, the “Amendments”) to increase the authorized common stock from 2.49 billion to 6.49 billion. The increase of authorized shares was approved by the Board of Directors on June 25, 2013 and by stockholders holding a majority of the voting rights of the Common Stock of the Company.

Issuance of Common Stock and Warrants for Cash

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 41,600 shares of common stock at $0.87 per share.  Proceeds from the sale were $36,000.

On July 19, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 500,000 shares of common stock at $0.01 per share and a three year warrant to purchase 500,000 shares of common stock at a strike price of $0.025 per share.  Proceeds from the sale were $5,000.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

Oil and Gas Revenues

Our oil and gas revenue was $0 for the six months ended June 30, 2013, and for the six months ended June 30, 2012 and our oil and gas revenue was $0 for the three months ended June 30, 2013, and for the three months ended June 30, 2012 Bayshore has ceased to report to us the amounts of our respective share in oil and gas revenues and we understand that the oil wells are shut in and not producing.  The historical level of oil and gas production has not been significant.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $902,115 for the six months ended June 30, 2013, compared to $1,237,320 for the six months ended June 30, 2012, representing a decrease of $335,205 and our costs and operating expenses were $448,637 for the three months ended June 30, 2013, compared to $549,952 for the six months ended June 30, 2012, representing a decrease of $101,315.  The decrease in our costs and operating expenses are primarily a result of decreases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three and six months ended June 30, 2013, and for the three and six months ended June 30, 2012.  Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and we understand that the oil wells are shut in and not producing.

General and Administrative Expense – General and administrative expense was $806,278 for the six months ended June 30, 2013, as compared to $1,047,409 for the six months ended June 30, 2012, representing a decrease of $241,131, and general and administrative expense was $437,411 for the three months ended June 30, 2013, as compared to $478,102 for the three months ended June 30, 2012, representing a decrease of $40,691.   The decrease in general and administrative expense during the six months ended June 30, 2013, is principally related to decreases of: (1) $88,456 for consulting services; (2) $33,776 for legal services; (3) $47,773 for outside services; and (4) $82,835 in salaries and wages; offset by a writeoff of an earnest deposit of $100,000 during the six months ended June 30, 2013.  The reduction in consulting services represents a decrease in payments related to investor relations, energy, financing, and general business services as a result of a general decreased need for such consulting services.  The decrease in legal services principally relates to approximately $65,000 of costs incurred in 2012 in connection with the debt settlement with Ironridge Global IV, Ltd. (“Ironridge”) for the payment of Ironridge’s legal costs as well as payment of certain noteholder’s claimed legal costs when their notes were settled through Ironridge.  The decrease in the costs of outside services principally relates to the decreased use temporary office personnel.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the six months ended June 30, 2013 and 2012.  Share-based compensation for the three and six months ended June 30, 2013 was $11,226 and 84,214, respectively.

Although the net changes with respect to our revenues and our costs and operating expenses for the six months ended June 30, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 5, 6 and 8 to the accompanying condensed consolidated financial statements, we issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 7, 8 and 10 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,471,079 and $7,795,335 as of June 30, 2013 and December 31, 2012, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $1,238,545 and 1,402,514 for the three and six months ended June 30, 2013, respectively, and a loss from the change in fair value of these derivative liabilities of $1,254,317 and $68,081 for the three and six months ended June 30, 2012, respectively.

Interest Expense – We incurred interest expense of $143,246 and $308,233 for the three and six months ended June 30, 2013, respectively, as compared to $257,180 and $413,176 for the three and six months ended June 30, 2012, respectively representing a decrease of $104,943 and $113,934. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt through June 30, 2013 as compared to June 30, 2012.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 5, 6, 7 and 8 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions.  The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $450,970 and $1,128,587 of discount on convertible notes and debentures for the three and six months ended June 30, 2013, respectively, compared to $58,351 and $199,451for the three six months ended June 30, 2012. As of June 30, 2013, there is $452,606 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2)   issued five-year warrants to our placement agent to acquire 34,000 shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  These deferred financing costs were amortized over the one year term of the debentures using the effective interest method. We amortized deferred financing costs in the amount of $370,000 and $2,532,245 for the six months ended June 30, 2013 and 2012, respectively, and $370,000 and $1,254,324 for the three months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

During the year ended December 31, 2012, and the six months ended June 30, 2013, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, common stock and warrants. During the year ended December 31, 2012, and the six months ended June 30, 2013, our sources of capital resources were 1) the issuance of unsecured convertible promissory notes totaling an aggregate of $1,143,500, 2) the private placement of common stock and warrants in the aggregate amount of $70,000, 3) the issuance of a bridge loan note of $250,000, 4) the issuance of a secured convertible debenture of $100,000, 5) the issuance of a secured promissory note of $100,000, 6) proceeds from the issuance of common stock under an equity investment agreement of $169,000, and 7) the issuance of unsecured promissory notes for $175,000.  At June 30, 2013, we had $4,337 in cash. At June 30, 2013, we had a working capital deficit of $13,302,547, as compared to a deficit of $15,800,966 as of December 31, 2012. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The decrease in the working capital deficit for the six months ended June 30, 2013, is principally due to 1) the issuance of new short-term debt, 2) net decrease in debt discounts, 3) increases in accounts payable and accrued liabilities, 4) decrease in payable to Ironridge from issuance of common stock, 5) less debt conversions, 6) net liabilities released under the settlement agreement with Black Cat, and 7) decrease in current assets.  In addition, we have total stockholders’ deficit of $7,513,774 at June 30, 2013, compared to total stockholders’ deficit of $8,484,524 at December 31, 2012, a decrease in the stockholders’ deficit of $970,750.  The decrease in the stockholders’ deficit for the six months ended June 30, 2013, is principally due to 1) aggregate amount of debt, accrued interest, and derivative liability converted into stockholders’ equity by the issuance of common stock related to debt conversions; 2) the reduction of the payable to Ironridge Global IV, Ltd. that was converted into stockholders’ equity through the issuance of common stock; and 3) less the amount of our net loss of $1,306,421.

Our operations used net cash of $403,612 during the six months ended June 30, 2013, compared to $626,436 of net cash used during the six months ended June 30, 2012.  Net cash used in operating activities during the six months ended June 30, 2013, consisted of our net loss of $1,306,421, less non-cash expenses for the impairment loss on oil and gas properties, share-based compensation, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

We had minimal investing activities that used cash during the six months ended June 30, 2013, compared to cash used in investing activity of $300238 for the six months ended June 30, 2012.  Investing activities during the six months ended June 30, 2012 included cash paid totaling $196,642 toward the acquisition of oil and gas properties from Black Cat, a deposit of $100,000 and the purchase of office equipment with a total cost of $3,596.

Financing activities provided $400,750 of cash during the six months ended June 30, 2013, compared to $925,668 during the six months ended June 30, 2012.  Cash flows from financing activities during the six months ended June 30, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $260,500 and 2) proceeds from issuance of common stock and warrants for $144,000.  Cash flows from financing activities during the six months ended June 30, 2012, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $700,668 and 2) proceeds of $250,000 from the issuance of a bridge loan promissory note.

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

May 2011 Private Placement

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at the original conversion price of $75.00 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights.  As of May 20, 2013, debentures totaling $70,424 and accrued interest totaling $71,965 have been converted into common stock.

As of May 20, 2013, all of the outstanding debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011, and continuing through the maturity dates.  As of June 30, 2013, the total interest that was due is $897,431 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of stock issuances between February 2012 and May 2013, the conversion price of the debentures has been reset to $0.02 per share, which would result in the issuance of approximately 130,000,000 shares of common stock upon conversion of the principal amount, not including accrued interest.  We currently do not have a sufficient number of authorized but unissued shares of common stock available for issuance upon conversion of these debentures.

The common stock purchase warrants are exercisable for a period of five years at an original exercise price of $3.00 per share. The warrants contain price ratchet anti-dilution protection. The warrants are exercisable on a cashless basis because there is not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  As a result of share issuances between February 2012 and May 2013, the exercise price of the warrants has been reset to $0.02 per share.

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

Montecito Promissory Note

On May 6, 2011, in connection with our acquisition of certain assets from Montecito Offshore LLC (“Montecito”), we issued Montecito a subordinated promissory note in the amount of $500,000.  The subordinated promissory note is subordinated to the secured convertible notes we issued in the private placement that closed on May 5, 2011.  The Montecito Note was due in August 2011 and accrued interest at the rate of 9% per annum until maturity and continues to accrues interest at the highest legal rate allowed since maturity since the Montecito Note is in default for failure to pay principal and interest when due.

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

Prolific Group, LLC

On September 27, 2012 and February 28, 2013, we entered into agreements with Prolific Group, LLC, an accredited investor (“Prolific”), pursuant to which we issued Prolific convertible notes in the aggregate principal amount of $45,000.  Interest on these notes accrues at the rate of 6% per annum and must be paid in shares of our common stock at the conversion price.  The convertible notes with Prolific mature on September 27, 2013 and February 28, 2014, respectively.  We are not required to make any payments on these notes until maturity. We have the ability to repay this note at any time at 150% of the unpaid principal amount upon five days prior written notice to Prolific.  Prolific may convert the outstanding principal on the note into shares of our common stock at a conversion price per share equal to seventy percent (70%) of the lowest closing bid price of the common stock during the five trading days immediately preceding and including the date of conversion, subject to a floor conversion price of $.005 per share.    The outstanding balance on these notes with Prolific is $44,750 as of May 20, 2013.

Hanover Holdings I, LLC

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (“Hanover”), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of the entire note of $7,000, which was converted into 509,091 shares of common stock, or a weighted-average conversion price of $0.014 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $15,503 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes is $10,286 at June 30, 2013, representing their unconverted face amount of $18,500 less the unamortized discount of $8,214.  The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Magna Group, LLC

In December 2012, Magna Group, LLC purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the six months ended June 30, 2013, the Company received notices of conversion of the entire note of $40,000, which was converted into 107,881 shares of common stock, or a weighted-average conversion price of $0.37 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $37,808 for the six months ended June 30, 2013.

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

Al Kau Financing

On February 25, 2013, we entered into a purchase agreement with Al Kau, an existing investor in our company, pursuant to which we sold Mr. Kau (i) 50,000 shares of common stock and (ii) a warrant to purchase 50,000 shares of common stock for $25,000.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.25 per share.

Aaron Shrira Financing

On February 25, 2013, we entered into a purchase agreement with Aaron Shrira, an existing investor in our company, pursuant to which we sold Mr. Shrira (i) 50,000 shares of common stock and (ii) a warrant to purchase 50,000 shares of common stock for $25,000.  The warrants are exercisable for three years from the date of issuance at an exercise price of $2.50 per share.

Sanjay Kapoor - Settlement Agreement and Mutual Release of Claims

On December 12, 2012, the Company, Sanjay Kapoor and the SAM Group entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may have existed between the parties in connection with a secured debt financing entered into on March 6, 2012.  In connection with this settlement agreement, we issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  Additionally, we issued a warrant to acquire 20,000 shares of our common stock, exercisable until December 12, 2013.  The exercise price of the warrant is $5.00 through June 12, 2013, $0.15 from June 13, 2013 through September 12, 2013, and $10.00 from September 13, 2013 through December 12, 2013.

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

 Pursuant to the Convertible Debenture, we agreed to pay La Jolla the principal sum of $200,000 (subject to adjustment as provided in the Convertible Debenture) on April 30, 2014 or such earlier date as required by the Convertible Debenture. Interest on the outstanding Convertible Debenture accrues at a rate of 4.75% per annum.  The number of shares issuable upon conversion of the Convertible Debenture is equal to the dollar amount being converted, divided by the quotient of the Conversion Price divided by 10, plus the dollar amount of the Convertible Debenture being converted divided by the Conversion Price.  The Conversion Price is defined as equal to the lesser of (i) $4.50 or (ii) 75% of the three lowest volume weighted average prices (“VWAPs”) during the 21 days prior to the date of the conversion notice submitted by La Jolla.  If on the date La Jolla delivers a conversion notice, the applicable conversion is below $10.0.0 (the “Floor Price”), the Company shall have the right exercisable within two business days after the Company’s receipt of the Conversion Notice to prepay that portion of the Convertible Debenture that La Jolla elected to convert.  Any such prepayment shall be made in an amount equal to 120% of the sum of (i) the principal amount to be converted as specified in the applicable conversion notice plus (ii) any accrued and unpaid interest on any such principal amount.

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

Pursuant to the Equity Investment Agreement, La Jolla has the right from time to time during the term of the agreement to purchase up to $2,000,000 of our Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $10.00 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

During the six months ended June 30, 2013, La Jolla sent the Company notices of conversion of $8,000 of the Convertible Debenture and notices of purchase of $84,000 under the Equity Investment Agreement. Pursuant to these notifications, the Company issued 514,908 shares of common stock at a weighted average price of $0.179 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value. The fair value of the embedded conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture. The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier. The Company recognized interest expense from the amortization of the discounts in the amount of $41,380 for the six months ended June 30, 2013. The carrying amount of this Convertible Debenture is $20,653 at June 30, 2013, representing the unconverted face amount of $184,500, less the unamortized discount of $63,847 and less the note receivable due from La Jolla in the amount of $100,000. The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note was due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  As of June 30, 2013, this note has not been paid and is in default.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 2,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $5.00 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

Haverstock Equity Facility Agreement

On June 22, 2012, we entered into a committed equity facility agreement (the “Equity Facility”) with Haverstock Master Fund, Ltd. (“Haverstock”), pursuant to which Haverstock has committed to purchasing up to 150,000 million of shares of our common stock, at our request, in accordance with the Equity Facility.  We will need to file and obtain effectiveness of a registration statement registering shares of common stock available for sale to Haverstock pursuant to the Equity Facility.  We intend to begin the registration statement process shortly. After the registration statement is declared effective, we are allowed to deliver to Haverstock, once every five trading days, an advance request, which shall be the greater of (i) $100,000, or (ii) the lower of (A) the average of the daily value of our stock traded for the five trading days prior to the delivery of the advance request, or (B) the average of the daily value of our stock traded for the 30 trading days prior to the delivery of the advance request.

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

Upon execution of an Equity Facility with Haverstock in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.   In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes matured on March 22, 2013 and are in default.  The notes bear interest at the rate of 8% per annum.  These noteholders are permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the six months ended June 30, 2013, the Company received a notice of conversion from Haverstock of $48,196 of its convertible note, which was converted into 1,234,856 shares of common stock, or $0.039 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,591 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes was $295,906 at June 30, 2013, representing their unconverted face amount.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

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

Stephen K. and Nancy B. Rush Financing

On October 8, 2012, we issued a promissory note to Stephen K. and Nancy B. Rush (the “Rushes”) in exchange for proceeds of $50,000.  The promissory note was due on or before January 7, 2013 by payment of $62,500, including interest of $12,500 for the three month term. As of May 20, 2013, this note has not been paid and is in default.  In addition, we issued the Rushes a common stock purchase warrant to purchase 1,000 shares of common stock (the “Rush Warrant”).  The Rush Warrant has an exercise price of $0.10 per share of common stock and will be exercisable until October 8, 2015.  The Rush Warrant can be exercised on a cashless basis.

Ironridge Debt Settlement

In March 2012, we entered into an Order resolving a lawsuit with Ironridge relating to $1,388,407 in Accounts Payable that Ironridge purchased from various creditors of ours.  The Order provided for the issuance by us of 20,300 shares of common stock as the Initial Shares to Ironridge in settlement of the Accounts Payable.  The Order also provides for an adjustment in the total number of shares which may be issuable to Ironridge based on a Calculation Period for the transaction, defined as that number of consecutive trading days following the Issuance Date required for aggregate trading volume of our common stock to exceed $4.2 million. Pursuant to the Order, Ironridge will retain 100,000 shares of our common stock as a fee, plus $1,388,407 with an aggregate value equal to (a) the sum of the Accounts Payable plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the VWAP of the common stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  In connection with preparing the Annual Report for the year ended December 31, 2012, we determined that the Calculation Period ended during the three months ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 856,291 shares of common stock.  As of April 5, 2013, we had issued all of the shares that we believe were due under the Order.  However, between April 9, 2013 and May 6, 2013, the Company authorized the issuance of an additional 1,206,209 shares of the Company’s common stock to Ironridge.  Management believes the requests delivered to the Company by Ironridge were in error and resulted in an issuance of common stock in excess of the Company’s obligation under the Order. The Company has had initial discussions with Ironridge regarding the return of the additional shares that were issued in error, but Ironridge has refused.   We and Ironridge have different interpretations regarding several provisions of the Order used to determine the number of shares issuable.  At this time, we are considering all our available legal and equitable options in this matter.

Pursuant to the Order, for every 8,400 shares of our common stock that trade during the “Calculation Period.” or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we were to immediately issue additional shares (each, an "Additional Issuance"). At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we were to issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge was to promptly return any remaining shares to us and our transfer agent for cancellation.  However, the Order provides that under no circumstances shall we issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of our common stock then issued and outstanding.

The total issuances of 4,464,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 4,462,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 4,462,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,863,258 through June 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $84,128 at June 30, 2013.

Between July 1, 2013 and January 17, 2014 the Company issued 2,300,000 share of common stock to Ironridge Global in satisfaction of $23,000 in debt for a conversion price of $0.007 per share.

JMJ Financial

On June 12, 2013, the Company issued an unsecured convertible promissory notes to JMJ Financial (JMJ), an unaffiliated entity.  The convertible promissory bear no interest for the first 90 days, but contains a 10% original issue discount. The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 60% of the average of the lowest two trading prices in the 20 trading days prior to conversion. This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $14,026 for the six months ended June 30, 2013.  The carrying amount of these convertible promissory notes was $1,164 at June 30, 2013, representing their unconverted face amount of $25,000 less the unamortized discount of $23,836.

Charles Volk (Related Party)

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Charles Volk, the Company’s CEO, (“Volk”).  The convertible promissory bear at 10% per annum and contains a $25,000 original issue discount. The convertible note was issued in exchange for $100,000 of accrued compensation due to Volk. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note.

In addition to the issuance of the convertible note, in the same transaction, the Company issued to Volk a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $37,116 and is considered a discount to the note.

Tomer Tal

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Tomer Tal (“Tal”).  The convertible promissory bear at 10% per annum and contains a $10,000 original issue discount. The convertible note was issued in exchange for $40,000 of accounts payable due to Tal. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note.

In addition to the issuance of the convertible note, in the same transaction, the Company issued to Tal a warrant to purchase 500,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $14,846 and is considered a discount to the note.

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

Convertible Debt and Derivative Accounting

For convertible debt that is issued with embedded conversion features, we perform an allocation of the proceeds of the convertible note between the principal amount of the note and the fair value of the embedded conversion feature.  The fair value of the embedded conversion feature is recorded as a discount to the principal amount of the note, but not in excess of the principal amount of the note.  The discount is amortized over the period from the issuance date to the maturity date or the date of conversion, whichever occurs earlier, as a non-cash charge to the statement of operations.  Upon the issuance of the note, an assessment is made of the embedded conversion feature to determine whether the embedded conversion feature should be accounted for as equity or liability.  In the case of a variable conversion price or anti-dilution reset provisions, the features are accounted for as a derivative liability and carried at fair value on the balance sheet.  The fair value of the derivative liability is remeasured each reporting period and the change in fair value to recorded in the statement of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640 .  In this action, the plaintiff seeks to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 1,500,000 shares of the Company’s common stock.  The Company has filed a motion to dismiss the case on the grounds that plaintiff’s petition states no cause of action for contractual rescission of the asset sale transaction. The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report. The anticipated settlement of the Montecito Litigation and satisfaction of the Convertible Debentures stipulates that the Company no longer has interest in VM 179 in exchange for release of all liabilities.

Black Cat Settlement Agreement

On January 25, 2013, the Company entered into a Settlement Agreement with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at June 30, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 4,500,000 shares of the Company ’ s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts . Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

Ironridge Global IV, Ltd. v. Worthington Energy, Inc.,

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

The Order provided for the immediate issuance by the Company of 20,300 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 2,000 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has calculated that the Calculation Period ended during the year ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 856,291 shares of common stock.  Additionally, during the year ended December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge and adjusted the liability to Ironridge Global IV, Ltd. for the fair value adjustment.

Pursuant to the Order, for every 8,400 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 194,200 shares of common stock during the nine months ended December 31, 2012 plus an additional 510,000 shares of common stock during the six months ended June 30, 2013.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

The total issuances of 4,464,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 4,462,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 4,462,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,897,184 through June 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $84,128 at June 30, 2013.

Item 1A.    Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

On April 5, 2013, the Company entered into a Common Stock Purchase Agreements with a trust and sold 40,000 shares of common stock at $0.25 per share. Proceeds from the sale were $10,000.

During the three months ended June 30, 2013, the Company issued 2,434,432 shares to Asher Enterprises for the conversion of $40,900 of debentures and $2,700 of accrued interest.

During the three months ended June 30, 2013, the Company issued 1,339,181 shares to Brio Capital LP for the conversion of $80,000 of debentures.

During the three months ended June 30, 2013, the Company issued 298,714 shares to Common Stock LLC for the conversion of $6,524 of debentures.

During the three months ended June 30, 2013, the Company issued 3,856,020 shares to GEL Properties LLC for the conversion of $76,863 of debentures and $3,676 of accrued interest.

During the three months ended June 30, 2013, the Company issued 509,091shares to Hanover Holdings LLC for the conversion of $7,000 of debentures.

During the three months ended June 30, 2013, the Company issued 896,142 shares to Haverstock Manager LLC for the conversion of $19,572 of debentures.

During the three months ended June 30, 2013, the Company issued 290,213 shares to La Jolla Cover Investors for the conversion of $2,200 of debentures and issued 1,600 shares for $26,000 in cash.

During the three months ended June 30, 2013, the Company issued 374,457 shares to Prolific Group LLC for the conversion of $9,100 of debentures and $988 of accrued interest.

During the three months ended June 30, 2013, the Company issued 1,000,000 shares to What Happened LLC for the conversion of $15,925 of debentures.

During the three months ended June 30, 2013, the Company issued 3,740,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.     Defaults Upon Senior Securities

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights. Debentures totaling $70,424 have been converted into common stock. As of January 17, 2014, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of June 30, 2013, the total interest that is due is $783,839 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.00038 per share, which would result in the issuance of approximately 6.5 billion shares of common stock upon conversion of the principal amount, not including accrued interest.

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

Commencing in November 2011 and continuing through April 2012, the Company issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes totaled $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest were due on dates ranging from August 1, 2012 to October 26, 2012. These notes are currently in default.

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

At various dates commencing in August 2011 and continuing through June 30, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (GEL), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date. Certain of these notes are currently in default.

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

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of June 30, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 500 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 9, 2015.  As of June 30, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of June 30, 2013, this note is in default.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific, an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  Certain of these notes are currently in default.

In December 2012, Magna Group, LLC (Magna) purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (Hanover), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit Number	Exhibit Title

3.1(i)(1)	Certificate of Designations of Series A Preferred Stock dated April 17, 2013

3.1(ii)(1)	Certificate of Amendment of Articles of Incorporation dated April 18, 2013

3.1(iii)(1)	Certificate of Amendment of Articles of Incorporation dated May 8, 2013

10.1(1)	Series A Preferred Stock Purchase Agreement dated April 17, 2013 between Charles Volk and the Company

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date:  January 22, 2014

By:	/s/ CHARLES VOLK
Charles Volk
Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

