Form 10-Q
period 2013-09-30
WORTHINGTON ENERGY, INC.
filed 2014-01-24
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of January 21, 2014, issuer had 47,476,293 outstanding shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Worthington Energy, Inc. has included its unaudited condensed consolidated balance sheets as of September 30, 2013, and December 31, 2012 (the end of its most recently completed fiscal year); unaudited condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2013 and 2012, and for the period from June 30, 2004 (date of inception) through September 30, 2013 , and the unaudited condensed consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 2013, together with unaudited condensed notes thereto.  In the opinion of the management of Worthington Energy, Inc., the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the consolidated financial condition, results of operations, and cash flows of Worthington Energy, Inc., for the interim periods presented.  The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2012, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2013.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4	$8,065
Prepaid expenses and other current assets	-	36,431
Total Current Assets	4	44,496

Property and Equipment, net of accumulated depreciation	11,614	14,570
Oil and gas properties	5,798,563	6,854,550
Deferred financing costs	-	370,000
Earnest money deposit	-	100,000
Other assets	14,610	14,610

Total Assets	$5,824,791	$7,398,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$650,391	$412,327
Accrued liabilities	1,579,100	1,432,850
Payable to Ironridge Global IV, Ltd.	68,028	1,489,623
Payable to former officer	115,000	-
Unsecured convertible promissory notes payable, net of discount, in default	822,425	663,054
Secured notes payable, net of discount, in default	601,651	1,502,273
Convertible debentures in default	2,453,032	2,550,000
Derivative liabilities	7,663,411	7,795,335
Total Current Liabilities	13,953,038	15,845,462

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,288

Total Liabilities	13,990,326	15,882,750

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized, none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000,000 and none shares; issued and outstanding, respectively	1,000	-
Common stock, $0.001 par value; 6,490,000,000 shares authorized, 45,829,525 and 1,142,244 shares issued and outstanding, respectively	45,828	1,141
Additional paid-in capital	26,235,158	23,904,706
Deficit accumulated during the exploration stage	(34,447,521)	(32,390,371)
Total Stockholders' Deficiency	(8,165,535)	(8,484,524)

Total Liabilities and Stockholders' Deficiency	$5,824,791	$7,398,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Period
					from
					June 30, 2004
					(Date of
					Inception)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Oil and gas revenues, net	$-	$-	$-	$-	$370,437

Costs and Operating Expenses
Lease operating expenses	-	3,583		3,583	164,381
Impairment loss on oil and gas properties	-	-	11,623	-	5,096,701
Accretion of asset retirement obligations	-	57	-	171	8,982
General and administrative expense	209,277	402,457	1,015,555	1,449,866	7,309,745
Share-based compensation	-	88,768	84,214	278,565	8,198,057
Total costs and operating expenses	209,277	494,865	1,111,392	1,732,185	20,777,866

Loss from operations	(209,277)	(494,865)	(1,111,392)	(1,732,185)	(20,407,429)

Other income (expense)
Interest income	-	-		-	63,982
Change in fair value of derviative liabilities	(185,515)	(3,094,402)	1,216,999	(3,162,483)	(2,972,149)
Gain on transfer of common stock from Bayshore Exploration, L. L. C.	-	-		-	24,000
Interest expense	(142,968)	(215,643)	(451,201)	(628,819)	(2,102,827)
Amortization of discount on convertible debentures and notes and other debt	(212,969)	(25,000)	(1,341,556)	(224,451)	(7,531,475)
Interest expense - Ironridge Global IV, Ltd	-	-		-	(594,935)
Amortization of deferred financing costs	-	(470,322)	(370,000)	(3,002,567)	(926,688)
Total other income (expense)	(541,452)	(3,805,367)	(945,758)	(7,018,320)	(14,040,092)

Net loss	$(750,729)	$(4,300,232)	$(2,057,150)	$(8,750,505)	$(34,447,521)

Basic and Diluted Loss Per Common Share	$(0.02)	$(9.31)	$(0.13)	$(31.39)

Basic and Diluted Weighted-Average Common Shares Outstanding	36,845,556	461,989	16,003,402	278,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

						Deficit
						Accumulated
					Additional	During the	Total
	Series A Preferred Stock		Common Stock		Paid in	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance - December 31, 2012	-	$-	1,142,244	$1,141	$23,904,706	$(32,390,371)	$(8,484,524)

Issuance of common stock upon conversion of notes payable and accrued interest - weighted average of $0.018 per share			36,942,373	36,942	634,158		671,100
Issuance of common stock to Ironridge in settlement of liabilities, January 2013 to June 2013, $0.217 per share			6,550,000	6,550	1,415,045		1,421,595
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures weighted average of $0.026 per share			310,494	310	7,690		8,000
Issuance of common stock to La Jolla under an equity imvestment agreement - weighted average of $0.391 per share			202,814	203	79,027		79,230
Issuance of common stock and warrants for cash, February 2013, $0.607 per unit			641,600	642	90,358		91,000
Issuance of common stock to chief executive officer in satisfaction of certain amounts owed to him, February 2013, $0.25 per share			100,000	100	24,900		25,000
Issuance of common stock for services, February 2013 - weighted avearage of $0.673 per share			30,000	30	20,170		20,200
Return and cancelation of common stock in connection with the Settlement Agreement with
Black Cat Exploration & Production, LLC and former officer, January 25, 2013, valued at $0.60 per share			(90,000)	(90)	(53,910)		(54,000)
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	64,014		64,014
Issuance of Series A Preferred Stock for accrued compensation	1,000,000	1,000			49,000		50,000

Net Loss						(2,057,150)	(2,057,150)

Balance - September 30, 2013	1,000,000	$1,000	45,829,525	$45,828	$26,235,158	$(34,447,521)	$(8,165,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period
			from
			June 30, 2004
			(Date of
			Inception)
	For the Nine Months Ended		through
	September 30,		September 30,
	2013	2012	2013

Cash Flows From Operating Activities
Net loss	$(2,057,150)	$(8,750,505)	$(34,447,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	11,623	-	5,096,701
Share-based compensation for services	84,214	278,565	8,198,056
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	1,711,556	3,227,018	8,458,163
Interest expense - Ironridge Global IV, Ltd.	-	-	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligation	-	171	8,982
Depreciation expense	3,822	3,273	15,168
Change in fair value of derivative liabilities	(1,216,999)	3,162,483	2,972,149
Change in assets and liabilities:
Prepaid expense and other current assets	36,431	11,509	16,818
Other assets	100,000	-	85,390
Accounts payable and accrued liabilities	908,558	1,122,545	4,577,640
Net Cash Used In Operating Activities	(417,945)	(944,941)	(4,447,519)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties		-	500,000
Acquisition of oil and gas properties		(214,425)	(3,658,565)
Earnest money deposit		(100,000)	(100,000)
Purchase of property and equipment	(866)	(4,321)	(26,782)
Net Cash Used in Investing Activities	(866)	(318,746)	(3,285,347)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	149,000	50,000	3,378,970
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amount held in attorney's trust accounts	265,500	1,400,668	3,348,500
Proceeds from issuance of convertible debentures		-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock		-	180,000
Payment of deferred financing costs		(50,000)	(506,000)
Payment of payable to Bayshore Exploration, L.L.C.		-	(489,600)
Payment of principal on notes payable stockholder		-	(325,000)
Payment on principal on notes payable	(3,750)	(125,000)	(404,000)
Net Cash Provided By Financing Activities	410,750	1,275,668	7,732,870

Net Increase (Decrease) In Cash and Cash Equivalents	(8,061)	11,981	4
Cash and Cash Equivalents At Beginning Of Period	8,065	1,552	-
Cash and Cash Equivalents At End Of Period	$4	$13,533	$4

Supplemental Cash Flow Information - Note 12

The accompanying notes are an integral part of these unaudited financial statements.

WORTHINGTON ENERGY, INC.

 (An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2012, and for the period from June 30, 2004 (date of inception) through December 31, 2012, included in the Company’s annual report on Form 10-K.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2013, and its consolidated results of operations and cash flows for the nine months ended September 30, 2013 and 2012, and for the period from June 30, 2004 (date of inception), through September 30, 2013.  The results of operations for the nine months ended September 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2012, included in its annual report on Form 10-K filed with the SEC on April 17, 2013.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $2,057,150 for the nine months ended September 30, 2013 and $13,255,095 for the year ended December 31, 2012.  The Company also used cash of $417,945 and $1,348,778 in its operating activities during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and a significant portion of the Company’s debt is in default.  At September 30, 2013, the Company has a working capital deficit of $13,953,034 including current liabilities of $13,953,038.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive and have been excluded from the diluted loss per share calculations.  As such options, warrants, and stock awards to acquire 2,029,594 shares of common stock; the promissory notes and debentures convertible into 697,345,978 shares of common stock; or shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 112,666,667 shares were included in the computation of diluted loss per share at September 30, 2013 as their effect would have been anti-dilutive.  None of the options, warrants, and stock awards to acquire 95,794 shares of common stock; the promissory notes and debentures convertible into 3,144,222 shares of common stock; shares of common stock issuable under the Equity Investment Agreement with La Jolla Cove Investors, Inc. of 439,437 shares; or the 677,849 estimated shares issuable to Ironridge under the arrangement to settle liabilities were included in the computation of diluted loss per share at September 30, 2012 as their effect would have been anti-dilutive.

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

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton pricing model to value the derivative instruments on September 30, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Note 2 - Oil and Gas Properties

Summary of Oil and Gas Properties

At September 30, 2013 and December 31, 2012, oil and gas properties, net of impairment losses recognized, consist of the following:

	September 30	December 31,
	2013	2012

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	-	1,055,987
Leasehold interest costs - Texas	100,000	100,000
Wells - Texas	-	-

	$5,798,563	$6,854,550

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

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at September 30, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 90,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts. Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

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

Montecito Asset Sale Agreement (Vermillion 179)

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of September 30, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

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

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells and participated with another entity in the drilling of a well in another county in Texas.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At September 30, 2013, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  Management of the Company has the understanding that the six wells are currently shut in and not producing.  At September 30, 2013, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the management of the Company has performed evaluations of its producing oil and gas properties to determine whether oil and gas properties are impaired.  Management has also considered the market value of its nonproducing properties.  During 2006, 2008, 2009, and 2012, the Company determined that capitalized costs for wells drilled, for leasehold interests, and other related costs were in excess of the present value of estimated future cash flows from those properties.  As a result, the Company recognized impairment losses in the total amount of $4,335,078 during those years, including reducing the carrying value of wells drilled to zero and the carrying value of leasehold interests to $100,000 as of September 30, 2013 and December 31, 2012.

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Accrued salaries	$194,687	$352,038
Accrued payroll taxes	104,899	85,323
Accrued directors fees	64,969	69,033
Accrued interest	1,197,417	909,606
Accrued registration rights penalties and interest	14,628	14,350
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,579,100	$1,432,850

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

Pursuant to the Order, for every 8,400 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 194,200 shares of common stock during the nine months ended December 31, 2012 plus an additional 6,520,000 shares of common stock during the nine months ended September 30, 2013.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

The total issuances of 6,764,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 6,762,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 6,762,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,886,258 through September 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $68,028 at September 30, 2013.

Note 5 - Unsecured Convertible Promissory Notes Payable

A summary of unsecured convertible promissory notes at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013			December 31, 2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$111,900	$29,300	$82,600	$133,000	$69,821	$63,179
GEL Properties, LLC	149,000	26,075	122,925	167,762	84,690	83,072
Prolific Group, LLC	79,900	30,754	49,146	64,150	38,123	26,027
Various Other Individuals and Entities	3,750	-	3,750	45,000	-	45,000
Haverstock Master Fund, LTD and Common Stock, LLC	289,906	-	289,906	344,102	107,591	236,511
Magna Group, LLC	-	-	-	40,000	37,808	2,192
Hanover Holdings I, LLC	-	-	-	25,500	23,717	1,783
Five Individuals	206,250	-	206,250	206,250	960	205,290
JMJ Financial	25,000	17,534	7,466	-	-	-
Charles Volk (related party)	125,000	84,846	40,154	-	-	-
Tomer Tal	50,000	29,772	20,228	-	-	-

	$1,040,706	$218,281	$822,425	$1,025,764	$362,710	$663,054

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through September 2013, the Company has issued fourteen unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date. Certain of these notes are currently in default.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. During the nine months ended September 30, 2013, the Company received notices of conversion of notes totaling $120,350 and accrued interest of $5,500, which were converted into 4,997,164 shares of common stock, or a weighted-average conversion price of $0.042 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $251,828 and $284,047 for the nine months ended September 30, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $82,600 at September 30, 2013, representing their unconverted face amount of $111,900 less the unamortized discount of $29,300.   The carrying amount of these convertible promissory notes was $63,179 at December 31, 2012, representing their unconverted face amount of $133,000 less the unamortized discount of $69,821.

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through September 30, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (“GEL”), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date. Certain of these notes are currently in default.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of notes totaling $181,262 and accrued interest of $7,451, which were converted into 12,624,392 shares of common stock, or a weighted-average conversion price of $0.015 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $363,675 and $225,380 for the nine months ended September 30, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $122,925 at September 30, 2013, representing their unconverted face amount of $149,000 less the unamortized discount of $26,075.  The carrying amount of these convertible promissory notes is $83,072 at December 31, 2012, representing their unconverted face amount of $167,762 less the unamortized discount of $84,690.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific Group, LLC (“Prolific”), an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  Certain of these notes are currently in default.   The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of notes totaling $59,250 and accrued interest of $1,272, which were converted into 3,207,002 shares of common stock, or a weighted-average conversion price of $0.019 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features are recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $170,964 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes was $49,146 at September 30, 2013, representing their unconverted face amount of $79,900 less the unamortized discount of $30,754.  The carrying amount of these convertible promissory notes is $26,027 at December 31, 2012, representing their unconverted face amount of $64,150 less the unamortized discount of $38,123.

Various Other Individuals and Entities

Commencing in November 2011 and continuing through April 2012, the Company issued thirteen additional unsecured convertible promissory notes to various unaffiliated entities or individuals.  Aggregate proceeds from these convertible promissory notes totaled $307,000.  In connection with twelve of these notes totaling $287,000, the Company also issued warrants to purchase 287,000 shares of common stock.  The warrants are exercisable at $1.50 per share and expire on December 31, 2016.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest were due on dates ranging from August 1, 2012 to October 26, 2012. These notes are currently in default.   In general, the notes were convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Prior to 2013, eleven of these unsecured convertible promissory notes had been converted into common stock.  During the nine months ended September 30, 2013, the Company received notices of conversion of the remaining two notes totaling $45,000 and accrued interest of $3,124, which were converted into 214,530 shares of common stock, or a weighted-average conversion price of $0.22 per share. This variable conversion price constituted an embedded derivative under generally accepted accounting principles and was required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features was recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discounts were amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever was earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $0 and $490,964 for the nine months ended September 30, 2013 and 2012, respectively.   The principal balance these convertible promissory notes was $3,750 and $45,000 at September 30, 2013 and December 31, 2012, respectively.

Haverstock Master Fund, LTD and Common Stock, LLC

Upon execution of an equity facility with Haverstock Master Fund, LTD (“Haverstock”) in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000 that have been expensed.   In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes matured on March 22, 2013 and are in default.  The notes bear interest at the rate of 8% per annum.  These noteholders are  permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the nine months ended September 30, 2013, the Company received a notice of conversion from Haverstock of $54,196 of its convertible note, which was converted into 3,634,856 shares of common stock, or $0.015 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,591 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes was $289,906 at September 30, 2013, representing their unconverted face amount.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

Magna Group, LLC and Hanover Holdings I, LLC

In December 2012, Magna Group, LLC (“Magna”) purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of the entire note of $40,000, which was converted into 107,881 shares of common stock, or a weighted-average conversion price of $0.37 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $37,808 for the nine months ended September 30, 2013.

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (“Hanover”), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of the entire note of $25,500, which was converted into 8,408,177 shares of common stock, or a weighted-average conversion price of $0.003 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion feature is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $23,716 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes is $0 at September 30, 2013.  The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Five Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of September 30, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 500 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 9, 2015.  As of September 30, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of September 30, 2013, this note is in default.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $960 for the nine months ended September 30, 2013.  The aggregate carrying amount of these promissory notes is $206,250 at September 30, 2013, representing their face amount.   The carrying amount of these promissory notes is $205,290 at December 31, 2012, representing their face amount of $206,250 less the unamortized discount of $960.

JMJ Financial

On September 12, 2013, the Company issued an unsecured convertible promissory note to JMJ Financial (“JMJ”), an unaffiliated entity.  The convertible promissory bear no interest for the first 90 days, but contains a 10% original issue discount. The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  In general, this note is convertible until maturity at a variable conversion price equal to 60% of the average of the lowest two trading prices in the 20 trading days prior to conversion. This variable conversion price constitute an embedded derivative under generally accepted accounting principles and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory note.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $20,328 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes was $7,466 at September 30, 2013, representing their unconverted face amount of $25,000 less the unamortized discount of $17,534.

Charles Volk (Related Party)

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Charles Volk, the Company’s CEO, (“Volk”).  The convertible promissory bear at 10% per annum and contains a $25,000 original issue discount. The convertible note was issued in exchange for $100,000 of accrued compensation due to Volk. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.     The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Volk a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $37,116 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $205,573 for the nine months ended September 30, 2013.  The carrying amount of this convertible promissory note was $40,154 at September 30, 2013, representing their unconverted face amount of $125,000 less the unamortized discount of $84,846.

Tomer Tal

On September 4, 2013, the Company issued an unsecured convertible promissory notes to Tomer Tal (“Tal”).  The convertible promissory bear at 10% per annum and contains a $10,000 original issue discount. The convertible note was issued in exchange for $40,000 of accounts payable due to Tal. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Tal a warrant to purchase 500,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $14,846 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $86,396 for the nine months ended September 30, 2013.  The carrying amount of this convertible promissory note was $20,228 at September 30, 2013, representing their unconverted face amount of $50,000 less the unamortized discount of $29,772.

Note 6 - Secured Notes Payable

A summary of secured notes payable at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Black Cat Exploration & Production LLC	$-	$-	$-	$850,000	$-	$850,000
Montecito Offshore, LLC	500,000	-	500,000	500,000	-	500,000
Bride Loan Settlement Note	40,000	-	40,000	40,000	-	40,000
What Happened LLC	21,575	-	21,575	125,000	-	125,000
La Jolla Cove Investors, Inc.	84,500	44,424	40,076	92,500	105,227	(12,727)

	$646,075	$44,424	$601,651	$1,607,500	$105,227	$1,502,273

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

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.  As disclosed in Note 5 to these condensed consolidated financial statements, What Happened LLC has sold $87,500 of the secured promissory note to GEL and Prolific, leaving a balance of $37,500 which is also expected to be sold. During the nine months ended September 30, 2013, the Company received notices of conversion of notes totaling $15,925, which were converted into 1,000,000 shares of common stock, or a weighted-average conversion price of $0.016 per share.  The carrying amount of this note payable was $21,575 and $125,000 at September 30, 2013 and December 31, 2102, respectively. Upon completion of the sale of this note, the option will expire and the Company will retain the 3.75% carried working interest in settlement of the earning money deposit.

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

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $5.00 per share.  This condition initially occurred in early June 2012 and has continued through September 30, 2013.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

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

During the nine months ended September 30, 2013, La Jolla sent the Company notices of conversion of $8,000 of the Convertible Debenture and notices of purchase of $79,230 under the Equity Investment Agreement.  Pursuant to these notifications, the Company issued 513,308 shares of common stock at a weighted average price of $0.179 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the embedded conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $60,802 for the nine months ended September 30, 2013.  The carrying amount of this Convertible Debenture is $40,076 at September 30, 2013, representing the unconverted face amount of $184,500, less the unamortized discount of $44,424 and less the note receivable due from La Jolla in the amount of $100,000.  The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

Note 7 - Convertible Debentures and Related Warrants (In Default)

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 20,000 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $1.50 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due on July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, May 5, 2012, May 13, 2012, and May 19, 2012, and has not repaid the principal which matured on May 5, 2012, May 13, 2012, and May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $1,010,271 as of September 30, 2013.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying condensed consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  The Company can provide no assurance that it will obtain a resolution, or that the secured creditors will not eventually foreclose if not paid in the near term.  The Company is exploring alternatives for a partial sale, a farm-in, or the refinancing of the Vermillion 179 tract in order to pay off the debentures, with accrued interest.

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for at its fair value.  Upon issuance, the Company recorded a corresponding discount to the convertible debentures.  During the nine months ended September 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2013 and December 31, 2012, the reset conversion price of the debentures is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  The conversion price of these debentures has been further adjusted subsequent to September 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.  During the nine months ended September 30, 2013, a debenture holder sent the Company notices of conversion of $96,968 of convertible debentures and $36,532 of the accrued interest.  Pursuant to these notices, the Company issued 2,239,181 shares of common stock at a weighted average price of $0.06 per share.

In connection with this placement of convertible debentures, the Company issued warrants to acquire 34,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $150.00 per share.  The warrants became exercisable on a cashless basis after issuance because there was not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding discount to the convertible debentures.  During the nine months ended September 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to September 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method.   The carrying amount of the convertible debentures is $2,453,032 at September 30, 2013 and $2,550,000 at December 31, 2012, representing their unconverted face amount since the discount is now fully amortized.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2)   issued five-year warrants to its placement agent to acquire 3,400 shares of common stock, which was 10% of the aggregate number of shares of the Company’s common stock issuable upon conversion of the debentures, and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $150.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding charge to deferred financing costs.  During the nine months ended September 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to September 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method, and therefore, no further interest expense was recognized on the amortization of these costs during the period ended September 30, 2013.

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

Note 8 - Derivative Liabilities

In September 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures (described in Note 7 and 10), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument. Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. All of the notes described in Notes, 5, 6 and 7 that contain a reset provision or have a conversion price that is a percentage of the market price contain embedded conversion features which are considered derivative liabilities. In addition, at September 30, 2013, the Company did not have sufficient authorized shares to satisfy all the conversion for the notes described in Notes 5, 6 and 7; therefore the warrants outstanding at September 30, 2013 are also considered derivative liabilities.

As of September 30, 2013 and December 31, 2012, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

	September 30,	December 31,
	2013	2012
Conversion feature:
Risk-free interest rate	0.10%	0.15%
Expected Volatility	395%	200%
Expected life (in years)	.06 to .75	.5 to 1
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	0.10%	0.20%
Expected Volatility	395%	200%
Expected life (in years)	1.9 to 3.5	2.6 to 4.2
Expected dividend yield	0%	0%

Fair Value
Conversion feature	7,644,393	7,768,138
Warrants	19,018	27,197
	$7,663,411	$7,795,335

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

At December 31, 2012, the fair value of the aggregate derivative liability of the conversion feature and warrants was $7,795,335. During the nine months ended September 30, 2013, we recognized an additional derivative liability of $1,085,227 related to the issuances of unsecured convertible promissory notes payable and warrants as described under Note 5. As of September 30, 2013 the aggregate derivative liability of all outstanding convertible debentures and notes, and warrants was $7,663,411. For the nine months ended September 30, 2013, the Company recorded a change in fair value of the derivative liability of $1,216,999.

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

On February 6, 2013, the Company issued 10,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $15,000, or $1.50 per share, as valued by the Company

Issuance of Common Stock to Chief Executive Officer

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

Issuance of Common Stock and Warrants for Cash

On February 13 and 25, 2013, the Company entered into Common Stock and Warrant Purchase Agreements with two individuals and sold 100,000 shares of common stock at $0.50 per share and issued warrants to purchase 100,000 shares of common stock.  Proceeds from the sale were $50,000, which were allocated $37,420 to the common stock and $12,580 to the warrants based on their relative fair values.  The warrants are exercisable at $2.50 per shares and expire in February 2016.

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

Note 10 - Stock Options and Warrants

Stock Options and Compensation-Based Warrants

On September 29, 2010, the stockholders of the Company approved the adoption of the 2010 Stock Option Plan.  The Plan provides for the granting of incentive and nonqualified stock options to employees and consultants of the Company.  Generally, options granted under the plan may not have a term in excess of ten years.  Upon adoption, the Plan reserved 40,000 shares of the Company’s common stock for issuance there under.

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

A summary of stock option and compensation-based warrant activity for the three-month period ended September 30, 2013 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	74,300	$40.50	2.7 years	$7,910
Granted or issued	38,000	3.50
Expired or forfeited	-	-

Outstanding at September 30, 2013	112,300	28.14	2.6 years	$-

Exercisable at September 30, 2013	112,300	$28.14	2.6 years	$-

During the nine months ended September 30, 2013, the Company granted options and issued compensation-based warrants to certain consultants and individuals to acquire an aggregate of 38,000 shares of common stock at exercise prices ranging from $2.50 to $5.00 per share.  All of these options and compensation-based warrants vested immediately.

During the nine months ended September 30, 2012, the Company granted options and issued compensation-based warrants certain consultants to acquire an aggregate of 59,000 shares of common stock at exercise prices ranging from $7.50 to $12.50 per share.  Of these options and compensation-based warrants, 47,000 vested immediately and 12,000 vest over twelve months.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the nine months ended September 30, 2013 was $1.01 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the nine months ended September 30, 2013 were risk-free interest rate of 0.27%, volatility of 229%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the nine months ended September 30, 2012 was $1.41 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the nine months ended September 30, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.

For the three-month periods ended September 30, 2013 and 2012, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $64,014 and $115,054, respectively.  As of September 30, 2013, there was approximately $0 of unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized over a weighted average period of approximately 0.2 years.  The intrinsic values at September 30, 2013 are based on a closing price of $0.75 per share.

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life	Value

Outstanding at December 31, 2012	67,294	$37.00	3.1 years	$21,261
Issued	2,350,000	0.10
Expired	-	-

Outstanding at September 30, 2013	2,417,294	$1.12	2.7 years	$-

As discussed more fully in Note 7 to these condensed consolidated financial statements, the Company issued warrants to purchase 37,630 shares of common stock at $150.00 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in September 2011 to purchase 14,000 shares of common stock at $90.00 per share that contain price ratchet anti-dilution protection.  During the nine months ended September 30, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of September 30, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  As further explained in Note 15 to these condensed consolidated financial statements, the exercise price of these warrants has been further adjusted subsequent to September 30, 2013 pursuant to the price ratchet anti-dilution protection provisions.

Note 11 - Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,254,147	$-	$5,254,147

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,409,264	$-	$2,409,264

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,460,914	$-	$5,460,914

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,334,421	$-	$2,334,421

As further described in Note 8 to these condensed consolidated financial statements, the fair value of the derivative liabilities for the embedded conversion features of the convertible notes, convertible debentures and related warrants is measured using multinomial lattice models.

Note 12 - Supplemental Cash Flow Information

During the nine months ended September 30, 2013, the Company had the following noncash investing and financing activities:

•	The Company recorded a valuation discount of $1,085,227related to the derivative liabilities of instruments issued.
•	The Company issued 36,942,373 shares of common stock as a result of the conversion of principal of $671,100 convertible promissory notes and $5,500 of related accrued interest.

•	The Company issued 513,308 shares of common stock to La Jolla as a result of the conversion of $8,000 of principal of the 4.75% convertible debenture and common stock purchase of $79,230 under the Equity Investment Agreement.

•	The Company issued 6,550,000 shares of common stock to Ironridge Global IV, Ltd. in settlement of $1,421,595 of the liability that it had acquired from the Company’s creditors.

•	The Company issued 100,000 shares of common stock to the chief executive officer in satisfaction of $25,000 of the liability owed to him by the Company.

•	The Company issued 1,000,000 shares of Series A preferred stock to the chief executive officer in satisfaction of $50,000 of the liability owed to him by the Company.

•	In connection with the Settlement Agreement with Mr. Anthony Mason and Black Cat, the Company transferred to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement, which had a carrying value of $1,055,987, net of impairment recognized, and agreed to pay $125,000 to Mr. Mason. In return, Black Cat returned to the Company for cancellation 90,000 shares of the Company’s common stock with a current value of $54,000 and released the Company from all of its claims having a recorded value of $1,115,364, which included the balance of the $850,000 promissory note, $95,852 accrued interest and $169,782 unpaid compensation and other miscellaneous amounts.

During the nine months ended September 30, 2012, the Company had the following noncash investing and financing activities:

—	The Company issued 59,237 shares of common stock to Asher as a result of the conversion of $150,000 of principal of 8% convertible promissory notes and $6,000 of related accrued interest.

—	The Company issued 92,551 shares of common stock to GEL as a result of the conversion of $241,750 of principal of 6% convertible promissory notes and $4,826 of related accrued interest.

—	The Company issued 7,519 shares of common stock to Prolific as a result of the conversion of $15,000 of principal of 6% convertible promissory notes.

—	The Company issued 3,421 shares of common stock as a result of the conversion of $25,000 of principal of 8% convertible promissory notes and $211 of related accrued interest.

—	The Company issued 20,000 shares of common stock to La Jolla as a result of the conversion of $5,000 of principal of 4.75% convertible debentures in connection with La Jolla debenture conversion and common stock purchase under the Equity Investment Agreement.

—	The Company issued 11,111 shares of common stock to a debenture holder as a result of the conversion of $14,389 of principal of convertible debentures.

—	The Company issued 90,000 shares of common stock and a junior secured promissory note in the amount of $1,075,000 in connection with its acquisition of certain oil and gas properties from Black Cat Exploration & Production LLC.

—	Ironridge Global IV, Ltd. purchased approximately $1.4 million of outstanding liabilities from certain of the Company’s creditors, including notes payable, accrued compensation and interest, and other accounts payable.

—	The Company issued 172,500 shares of common stock to Ironridge Global IV, Ltd. in settlement of approximately $281,348 of the liability that it had acquired from the Company’s creditors.

—	The Company issued 7,778 shares of common stock to certain officers and directors in satisfaction of $17,500 of the liability owed to them by the Company.

—	The Company issued a convertible promissory note to Haverstock in payment of deferred financing costs totaling $295,000, which are recorded in the accompanying condensed consolidated balance sheet.

The Company paid $13,650 and $15,000 for interest during the nine months ended September 30, 2013 and 2012, respectively.

Note 13 – Related Party Transactions

Warren Rothouse was appointed to be a director of the Company in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety).  Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provided for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock.  The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.  On February 27, 2013, the Company amended the November 7, 2012 agreement.  Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $23,000 for the nine months ended September 30, 2013.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share.  Compensation earned by Mr. Pinkman under the consulting agreement was $16,660 for the nine months ended September 30, 2013.

Note 14 - Subsequent Events

Issuance of Common Stock for Cash

On October 4, 2013 La Jolla Cove Investors converted $560 under their agreement for issuance of 1,642,667 shares of common stock and invested $5,600 for issuance of 4,073 shares of common stock.

Stock split

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

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012

Oil and Gas Revenues

Our oil and gas revenue was $0 for the nine months ended September 30, 2013, and for the nine months ended September 30, 2012 and our oil and gas revenue was $0 for the three months ended September 30, 2013, and for the three months ended September 30, 2012 Bayshore has ceased to report to us the amounts of our respective share in oil and gas revenues and we understand that the oil wells are shut in and not producing.  The historical level of oil and gas production has not been significant.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $1,111,392 for the nine months ended September 30, 2013, compared to $1,732,185 for the nine months ended September 30, 2012, representing a decrease of $620,793 and our costs and operating expenses were $209,277 for the three months ended September 30, 2013, compared to $494,865 for the nine months ended September 30, 2012, representing a decrease of $285,588.  The decrease in our costs and operating expenses are primarily a result of decreases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three and nine months ended September 30, 2013, and $3,583 for the three and nine months ended September 30, 2012.  Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and we understand that the oil wells are shut in and not producing.

General and Administrative Expense – General and administrative expense was $1,015,555 for the nine months ended September 30, 2013, as compared to $1,449,866 for the nine months ended September 30, 2012, representing a decrease of $434,311, and general and administrative expense was $209,277 for the three months ended September 30, 2013, as compared to $402,457 for the three months ended September 30, 2012, representing a decrease of $40,691.   The decrease in general and administrative expense during the nine months ended September 30, 2013, is principally related to decreases of: (1) $68,818 for consulting services; (2) $33,731 for legal services; (3) $73,455 for outside services; and (4) $179,932 in salaries and wages; offset by a writeoff of an earnest deposit of $100,000 during the nine months ended September 30, 2013.  The reduction in consulting services represents a decrease in payments related to investor relations, energy, financing, and general business services as a result of a general decreased need for such consulting services.  The decrease in legal services principally relates to approximately $65,000 of costs incurred in 2012 in connection with the debt settlement with Ironridge Global IV, Ltd. (“Ironridge”) for the payment of Ironridge’s legal costs as well as payment of certain noteholder’s claimed legal costs when their notes were settled through Ironridge.  The decrease in the costs of outside services principally relates to the decreased use temporary office personnel.

Share-Based Compensation – We have entered into various transactions that have resulted in the recording of share-based compensation during the nine months ended September 30, 2013 and 2012.  Share-based compensation for the three and nine months ended September 30, 2013 was $0 and 84,214, respectively.

Although the net changes with respect to our revenues and our costs and operating expenses for the nine months ended September 30, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Other Income (Expense)

Change in fair value of derivative liabilities – As more fully discussed in Notes 5, 6 and 8 to the accompanying condensed consolidated financial statements, we issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, as more fully discussed in Notes 7, 8 and 10 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,663,411 and $7,795,335 as of September 30, 2013 and December 31, 2012, respectively. We recognized a gain (loss) from the change in fair value of these derivative liabilities of $(185,515) and $1,216,999 for the three and nine months ended September 30, 2013, respectively, and a loss from the change in fair value of these derivative liabilities of $3,094,402and $3,162,483 for the three and nine months ended September 30, 2012, respectively.

Interest Expense – We incurred interest expense of $142,968 and $451,201 for the three and nine months ended September 30, 2013, respectively, as compared to $215,643 and $628,819 for the three and nine months ended September 30, 2012, respectively representing a decrease of $104,943 and $113,934. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt through September 30, 2013 as compared to September 30, 2012.

Amortization of discount on convertible notes and other debt – As more fully discussed in Notes 5, 6, 7 and 8 to the accompanying condensed consolidated financial statements, we have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions.  The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $212,969 and $1,341,556 of discount on convertible notes and debentures for the three and nine months ended September 30, 2013, respectively, compared to $25,000 and $224,451for the three nine months ended September 30, 2012. As of September 30, 2013, there is $262,705 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Amortization of deferred financing costs – In connection with the sale of convertible debentures and warrants, we 1) incurred a placement fee with our placement agent of $356,000, 2)   issued five-year warrants to our placement agent to acquire 34,000 shares of common stock, and 3) paid $50,000 for legal services.  We determined the fair value of the warrants was $125,688.  Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  These deferred financing costs were amortized over the one year term of the debentures using the effective interest method. We amortized deferred financing costs in the amount of $370,000 and $3,002,567 for the nine months ended September 30, 2013 and 2012, respectively, and $0 and $470,322 for the three months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

During the year ended December 31, 2012, and the nine months ended September 30, 2013, our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes, common stock and warrants. During the year ended December 31, 2012, and the nine months ended September 30, 2013, our sources of capital resources were 1) the issuance of unsecured convertible promissory notes totaling an aggregate of $1,148,500, 2) the private placement of common stock and warrants in the aggregate amount of $75,000, 3) the issuance of a bridge loan note of $250,000, 4) the issuance of a secured convertible debenture of $100,000, 5) the issuance of a secured promissory note of $100,000, 6) proceeds from the issuance of common stock under an equity investment agreement of $169,000, and 7) the issuance of unsecured promissory notes for $175,000.  At September 30, 2013, we had $4 in cash. At September 30, 2013, we had a working capital deficit of $13,953,034, as compared to a deficit of $15,800,966 as of December 31, 2012. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The decrease in the working capital deficit for the nine months ended September 30, 2013, is principally due to 1) the issuance of new short-term debt, 2) net decrease in debt discounts, 3) increases in accounts payable and accrued liabilities, 4) decrease in payable to Ironridge from issuance of common stock, 5) less debt conversions, 6) net liabilities released under the settlement agreement with Black Cat, and 7) decrease in current assets.  In addition, we have total stockholders’ deficit of $8,165,535 at September 30, 2013, compared to total stockholders’ deficit of $8,484,524 at December 31, 2012, a decrease in the stockholders’ deficit of $318,989.  The decrease in the stockholders’ deficit for the nine months ended September 30, 2013, is principally due to 1) aggregate amount of debt, accrued interest, and derivative liability converted into stockholders’ equity by the issuance of common stock related to debt conversions; 2) the reduction of the payable to Ironridge Global IV, Ltd. that was converted into stockholders’ equity through the issuance of common stock; and 3) less the amount of our net loss of $2,057,150.

Our operations used net cash of $417,945 during the nine months ended September 30, 2013, compared to $944,941 of net cash used during the nine months ended September 30, 2012.  Net cash used in operating activities during the nine months ended September 30, 2013, consisted of our net loss of $2,057,150, less non-cash expenses for the impairment loss on oil and gas properties, share-based compensation, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

We had minimal investing activities that used cash during the nine months ended September 30, 2013, compared to cash used in investing activity of $318,746 for the nine months ended September 30, 2012.  Investing activities during the nine months ended September 30, 2012 included cash paid totaling $214,425 toward the acquisition of oil and gas properties from Black Cat, a deposit of $100,000 and the purchase of office equipment with a total cost of $4,321.

Financing activities provided $410,750 of cash during the nine months ended September 30, 2013, compared to $1,275,668 during the nine months ended September 30, 2012.  Cash flows from financing activities during the nine months ended September 30, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $260,500 and 2) proceeds from issuance of common stock and warrants for $144,000.  Cash flows from financing activities during the nine months ended September 30, 2012, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $1,150,668 and 2) proceeds of $250,000 from the issuance of a bridge loan promissory note.

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

As of May 20, 2013, all of the outstanding debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011, and continuing through the maturity dates.  As of September 30, 2013, the total interest that was due is $1,010,271 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of stock issuances between February 2012 and May 2013, the conversion price of the debentures has been reset to $0.02 per share, which would result in the issuance of approximately 130,000,000 shares of common stock upon conversion of the principal amount, not including accrued interest.  We currently do not have a sufficient number of authorized but unissued shares of common stock available for issuance upon conversion of these debentures.

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

Hanover Holdings I, LLC

In November and December 2012, the Company received proceeds pursuant to two unsecured convertible promissory notes to Hanover Holdings I, LLC (“Hanover”), an unaffiliated entity.  Proceeds from the convertible promissory note were $25,500.  The convertible promissory notes bear interest at 12% per annum.  The principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The first note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  The second note is convertible until maturity at a variable conversion price equal to 57% of the lowest trading price from the ten trading days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of the entire note of $25,500, which was converted into 8,408,177 shares of common stock, or a weighted-average conversion price of $0.003 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $23,716 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes is $0 at September 30, 2013. The carrying amount of these convertible promissory notes is $1,783 at December 31, 2012, representing their unconverted face amount of $25,500 less the unamortized discount of $23,717.

Magna Group, LLC

In December 2012, Magna Group, LLC purchased the rights to $40,000 of principal of a secured bridge loan note held by a noteholder of the Company and these acquired rights were restated such that the note held by Magna bears interest at 12% per annum and the principal and unpaid accrued interest are due one year after the issuance date.  This note is currently in default.  The note is convertible until maturity at a variable conversion price equal to 55% of the lowest daily volume weighted average price of the Company’s common stock in the three days prior to the date of the conversion notice.  During the nine months ended September 30, 2013, the Company received notices of conversion of the entire note of $40,000, which was converted into 107,881 shares of common stock, or a weighted-average conversion price of $0.37 per share.  This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $37,808 for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, La Jolla sent the Company notices of conversion of $8,000 of the Convertible Debenture and notices of purchase of $84,000 under the Equity Investment Agreement. Pursuant to these notifications, the Company issued 514,908 shares of common stock at a weighted average price of $0.179 per share.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value. The fair value of the embedded conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture. The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier. The Company recognized interest expense from the amortization of the discounts in the amount of $60,802 for the nine months ended September 30, 2013. The carrying amount of this Convertible Debenture is $40,076 at September 30, 2013, representing the unconverted face amount of $184,500, less the unamortized discount of $44,424 and less the note receivable due from La Jolla in the amount of $100,000. The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

Claudell and Nancy LeBlanc Financing

On July 31, 2012, we issued a promissory note to Claudell and Nancy LeBlanc (the “LeBlancs”) in exchange for proceeds of $100,000.  The promissory note was due on or before October 31, 2012 by payment of $115,000, including interest of $15,000 for the three month term.  As of September 30, 2013, this note has not been paid and is in default.  In addition, we issued the LeBlancs a common stock purchase warrant to purchase 2,000 shares of common stock (the “LeBlanc Warrant”).  The LeBlanc Warrant has an exercise price of $5.00 per share of common stock and will be exercisable for a period of three years from issuance.  The LeBlanc Warrant can be exercised on a cashless basis.

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

Upon execution of an Equity Facility with Haverstock in June 2012, the Company issued Haverstock a convertible note in the principal amount of $295,000 for payment of an implementation fee of $250,000, legal fees of $35,000, and due diligence fees of $10,000.   In July 2012, the Company received proceeds of $75,000 from Common Stock, LLC pursuant to a convertible note.  These convertible notes matured on March 22, 2013 and are in default.  The notes bear interest at the rate of 8% per annum.  These noteholders are permitted, at any time after 180 days from the issue dates, to convert the outstanding principal into common stock at a conversion price per share equal to 50% of the average of the three lowest daily intraday trading prices of the common stock during the ten trading days immediately preceding the conversion date.  The noteholders agreed to restrict their ability to convert the notes and receive shares of our common stock such that the number of shares of common stock held by the noteholder and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of the Company’s common stock.  During the nine months ended September 30, 2013, the Company received a notice of conversion from Haverstock of $54,196 of its convertible note, which was converted into 3,634,856 shares of common stock, or $0.015 per share.  The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $107,591 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes was $289,906 at September 30, 2013, representing their unconverted face amount.  The carrying amount of these convertible promissory notes is $236,511 at December 31, 2012, representing their unconverted face amount of $344,102 less the unamortized discount of $107,591.

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

Pursuant to the Order, for every 8,400 shares of our common stock that trade during the “Calculation Period”, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, we were to immediately issue additional shares (each, an "Additional Issuance"). At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, we were to issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge was to promptly return any remaining shares to us and our transfer agent for cancellation.  However, the Order provides that under no circumstances shall we issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of our common stock then issued and outstanding.

The total issuances of 6,764,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 6,762,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 6,762,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,897,184 through September 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $68,028 at September 30, 2013.

JMJ Financial

On June 12, 2013, the Company issued an unsecured convertible promissory notes to JMJ Financial (JMJ), an unaffiliated entity.  The convertible promissory bear no interest for the first 90 days, but contains a 10% original issue discount. The principal and unpaid accrued interest are generally due approximately one year after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 60% of the average of the lowest two trading prices in the 20 trading days prior to conversion. This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $20,328 for the nine months ended September 30, 2013.  The carrying amount of these convertible promissory notes was $7,466 at September 30, 2013, representing their unconverted face amount of $25,000 less the unamortized discount of $17,534.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Black Cat Settlement Agreement

On January 25, 2013, the Company entered into a Settlement Agreement with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at September 30, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 4,500,000 shares of the Company ’ s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts . Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

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

Pursuant to the Order, for every 8,400 shares of the Company's common stock that traded during the Calculation Period, or if at any time during the Calculation Period a daily VWAP is below 90% of the closing price on the day before the Issuance Date, the Company was to immediately issue additional shares (each, an "Additional Issuance"), subject to the limitation in the paragraph below. Since the issuance of the Initial Shares, the Company has issued an additional 194,200 shares of common stock during the nine months ended December 31, 2012 plus an additional 510,000 shares of common stock during the nine months ended September 30, 2013.  At the end of the Calculation Period, (a) if the sum of the Initial Shares and any Additional Issuance is less than the Final Amount, the Company shall immediately issue additional shares to Ironridge, up to the Final Amount, and (b) if the sum of the Initial Shares and any Additional Issuance is greater than the Final Amount, Ironridge shall promptly return any remaining shares to the Company and its transfer agent for cancellation.  However, the Order also provides that under no circumstances shall the Company issue to Ironridge a number of shares of common stock in connection with the settlement of claims which, when aggregated with all shares of common stock then owned or beneficially owned or controlled by Ironridge and its affiliates, at any one time exceed 9.99% of the total number of shares of common stock of the Company then issued and outstanding.

The total issuances of 6,764,500 have been accounted for as 1) the issuance of 2,000 shares for fees in connection with the settlement transaction and 2) the issuance of 6,762,500 shares as part of the Final Amount and issued in settlement of the fair value of the liability to Ironridge Global IV, Ltd.  The fee shares were valued at the closing price of the Company’s common stock of $0.40 per share on March 22, 2012, or $40,000, and recorded as share-based compensation for services.  The issuance of 6,762,500 shares in settlement of the fair value of the liability to Ironridge Global IV, Ltd. has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge, or $1,395,251 through December 31, 2012 and $1,897,184 through September 30, 2013.  Accordingly, the amount of the liability to Ironridge reported in the accompanying condensed consolidated balance sheet is $1,489,623 at December 31, 2012 and $68,028 at September 30, 2013.

Item 1A.    Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

During the three months ended September 30, 2013, the Company issued 2,170,000 shares to Asher Enterprises for the conversion of $6,450 of debentures.

During the three months ended September 30, 2013, the Company issued 700,000 shares to Brio Capital LP for the conversion of $3,500 of debentures.

During the three months ended September 30, 2013, the Company issued 8,404,371 shares to GEL Properties LLC for the conversion of $29,846 of debentures and $2,572 of accrued interest.

During the three months ended September 30, 2013, the Company issued 8,408,177shares to Hanover Holdings LLC for the conversion of $18,500 of debentures.

During the three months ended September 30, 2013, the Company issued 2,400,000 shares to Haverstock Manager LLC for the conversion of $6,000 of debentures.

During the three months ended September 30, 2013, the Company issued 2,642,857 shares to Prolific Group LLC for the conversion of $11,000 of debentures.

During the three months ended September 30, 2013, the Company issued 2,300,000 shares of common stock to Ironridge Global IV, Ltd. pursuant to an Order for Approval of Stipulation for Settlement.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

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

Item 3.     Defaults Upon Senior Securities

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights. Debentures totaling $70,424 have been converted into common stock. As of January __, 2014, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,479,576 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of September 30, 2013, the total interest that is due is $1,010,271 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.00038 per share, which would result in the issuance of approximately 6.5 billion shares of common stock upon conversion of the principal amount, not including accrued interest.

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

At various dates commencing in August 2011 and continuing through September 30, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (GEL), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date. Certain of these notes are currently in default.

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

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of September 30, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 500 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 9, 2015.  As of September 30, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of September 30, 2013, this note is in default.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit Number	Exhibit Title

3.1(i) (1)	Certificate of Designations of Series A Preferred Stock dated April 17, 2013

3.1(ii) (1)	Certificate of Amendment of Articles of Incorporation dated April 18, 2013

3.1(iii) (1)	Certificate of Amendment of Articles of Incorporation dated May 8, 2013

10.1 (1)	Series A Preferred Stock Purchase Agreement dated April 17, 2013 between Charles Volk and the Company

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: January 24, 2014

By:	/s/ CHARLES VOLK
Charles Volk
Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

