Form 10-K
period 2013-12-31
WORTHINGTON ENERGY, INC.
filed 2014-04-16
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-52590

WORTHINGTON ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1399613
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

145 Corte Madera Town Center #138
Corte Madera, California 94925
(775)450-1515
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2013, based on the closing sales price of the common stock as quoted on the OTC Bulletin Board was $7,593,834. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 9, 2013, there were 258,922,616 shares of registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts. These risks and others described under “Risk Factors” may not be exhaustive.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Worthington Energy, Inc. is an oil and gas exploration and production company with assets in Texas and properties in the Gulf of Mexico. Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C. The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.  On February 28, 2014 this property was returned to the seller and convertible debt holders in exchange for forgiveness of all liabilities (the “VM 179 Settlement”).

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

ADR Acquisition

On March 21, 2014, the Company entered into an Asset Sale Agreement (the “ASA”) with American Dynamic Resources, Inc., a Nevada Corporation (“ADR”). Pursuant to the ASA, the Company purchased from ADR certain oil and gas interests located in Montgomery, Labette and Wilson counties, Kansas. The acquired interests include, but are not limited to oil and gas leases, wells, structures, hydrocarbons, and licenses. The purchase price for these assets is $50,000 and 35,000,000 shares of the Company’s common stock valued at $87,500.

In connection with the ASA, the Company and ADR entered into an intellectual property contribution and assignment agreement (the “Intellectual Property Agreement), dated March 21, 2014, pursuant to which the Company acquired the right, title and interest to certain intellectual property rights owned by ADR in exchange for 35,000,000 shares of the Company’s common stock and $75.00 in cash.

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale. In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC and convertible debentures of $2,453,032. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability.

Previous Exploration of Cook Ranch Wells

Prior to the VM 179 Settlement , we owned minority working interest and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas.  Our working interests ranged from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated.  Several of these wells were previously producing, including as recently as 2011, however, all of the wells are now shut-in.  These wells were operated by Bayshore.  We are unaware of Bayshore’s intentions on these wells, including whether it will commence any work-over operations.

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

As of December 31, 2013, we had no productive wells.

During 2013, the Company participated in the drilling of no new wells.

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

Employees

As of April 9, 2014, we had one full time employee, which were our Chief Executive Officer.  From time to time, we may engage technical consultants. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Changes in Capital Structure

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are located at 145 Corte Madera Town Center #138, Corte Madera, California 94925.  Our telephone number is (775)450-1515.

Our property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012

Office equipment	$8,113	$7,247
Leasehold improvements	0	13,507
Less accumulated depreciation	0)	(6,184)

Property and equipment, net	$8,113	$14,570

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640.  In this action, the plaintiff sought to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 30,000 shares of the Company’s common stock.  The Company filed a motion to dismiss the case on the grounds that plaintiff’s petition states no cause of action for contractual rescission of the asset sale transaction.

The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC and convertible debentures of approximately $2,450,000. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability.

Ironridge Global IV, Ltd. v. Worthington Energy, Inc.,

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge had purchased from various creditors of the Company.  The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case was Ironridge Global IV, Ltd. v. Worthington Energy, Inc.,Case No. BC 480184.  On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

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

The Company has issued a total of 6,764,500 shares to Ironridge and had reduced the original liability of $1,388,407 to $68,028. However, on February 24, 2014 a judge awarded Ironridge a third order enforcing prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim in paid. Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm. Ironridge claims that it is still owed $241,046. The Company has increased the balance due to Ironridge to $241,046 at December 31, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

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

	Fiscal Year 2013
	High	Low
First Quarter	$1.95	$0.23
Second Quarter	$0.36	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.12	$0.00

	Fiscal Year 2012
	High	Low
First Quarter	$1.45	$0.281
Second Quarter	$0.35	$0.07
Third Quarter	$0.20	$0.036
Fourth Quarter	$0.15	$0.0165

On April 10, 2014, the closing sale price of our common stock, as reported by the OTCBB, was $0.0019 per share. On April 10, 2014, there were 192 holders of record of our common stock.  On October 2, 2013 the Company affected a 1-for-50 reverse common stock split. All references in these condensed consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock split have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, we made the foregoing stock issuances that were not previously disclosed on a Current Report on Form 8K. Each of the issuances was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On October 2, 2013, the Company issued 1,646,740 shares to La Jolla Cover Investors for $5,600 cash and a conversion of debt of $560.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Company Overview

Worthington Energy, Inc. is an oil and gas exploration and production company with assets in Texas and properties in the Gulf of Mexico. Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C. The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future. In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

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

Background

Black Cat Acquisition

On March 9, 2012, we acquired certain assets from Black Cat Exploration & Production LLC (“Black Cat”) pursuant to an amended Purchase and Sale Agreement for Oil & Gas Properties and Related Assets (the “Black Cat Agreement”).  We acquired a 2% override interest in the Mustang Island 818-L lease, covering 1,400 acres in the Gulf of Mexico, with a 10.35% carried interest in the recently drilled I-1 well, located on the lease. We paid $175,000 in cash, issued a note for $1,075,000 and agreed to issue 90,000 shares of common stock, of which 45,000 shares were issued to Black Cat at the time of closing and the remaining 45,000 shares were issued on August 30, 2012 pursuant to when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The leasehold interest was capitalized in the amount of $2,305,987, representing $1,250,000 in cash and promissory note, $855,000 for the initial common stock issued in March 2012 (based on a closing price of $19.00 per share on the closing date), $157,500 for the second issuance of common stock in August 2012 (based on the most recent closing price of $3.50 per share at the time of connecting the well), and $43,487 in acquisition and well costs.

On November 1, 2012, we sold its 2% overriding royalty interest in the Mustang Island 818-L lease for $500,000.  The sale reduced the carrying cost of the lease and well to $1,805,987.  Proceeds from the sale were used to reduce the principal balance of the junior secured promissory note with Black Cat by $200,000 and the remaining $300,000 was used by us for working capital purposes.

On January 25, 2013, we entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, we agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. We have paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at December 31, 2013.  In the event that we obtain a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, we agreed to transfer to Black Cat all title and interest we owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to us for cancellation the 90,000 shares of our common stock it received in connection with the Black Cat Agreement and to release us from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts. Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of our company.

In connection with its accounting for the year ended December 31, 2012, we evaluated the accounting effects of the Settlement Agreement and concluded that estimated impairment in the approximate amount of $750,000 should be recorded as of December 31, 2012 by further reducing the carrying cost of the properties to $1,055,987.  In January 2013, we accounted for the Settlement Agreement by removing the carrying value of the property; removed the released liabilities for the promissory note in the amount of $850,000; removed current liabilities for amounts owed to Mr. Mason, Black Cat, and others for accrued interest, accrued compensation, lease operating expenses, and other expenses in the aggregate amount of $265,364; recorded the fair value of the common stock returned to the Company for cancelation in the amount of $54,000; recorded a liability to Mr. Mason of $125,000; and recognized additional impairment expense of $11,623.

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.   The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC and convertible debentures of approximately $2,450,000. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability.

Kansas Properties

On March 17, 2014, we purchased oil and gas leases located in Montgomery, Labette and Wilson counties, Kansas. The purchase price for these oil and gas leases was $50,000 plus 35,000,000 shares of our common stock valued at $87,500.

Change in Management

Effective January 31, 2013, we appointed  Mr. David E. T. Pinkman to the board of directors and we  reappointed Mr. Charles F. Volk as the our Chief Executive Officer and President. Mr. Volk was currently serves as our Chairman of the Board of Directors.

Capital Structure

On April 10, 2013, the Board of Directors approved a Certificate of Designation to the Company’s Articles of Incorporation (the “Certificate of Designation”), specifying the rights, privileges, preferences, and restrictions of the Series A Preferred Stock. On April 17, 2013, we filed the Certificate of Designation with the Secretary of State of Nevada designating one million shares of Series A Preferred Stock.

The Series A  Preferred Stock shall be convertible and for every share of Series A Preferred Stock converted, the holder shall be entitled to receive one (1) share of our common stock. Shares of Series A Preferred Stock shall be entitled to voting rights with respect to any vote to be held by the holders of our Common Stock. Every share of Series A Preferred Stock shall be entitled to 750 votes for each share of common stock that each share of Series A Preferred Stock is convertible into.

On April 10, 2013, our Board of Directors authorized the sale and issuance of one million shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer. These shares were valued at $250,000 which includes a premium for the voting preferences described above. Also on April 17, 2013, we issued one million shares of Series A Preferred Stock to Mr. Volk on the terms authorized by the board of directors.

On April 17, 2013, we filed a Certificate of Amendment to its Articles of Incorporation (the “First Amendment”) to increase the authorized shares of common stock from 500 million to 1.49 billion.  The increase of authorized shares was approved by the Board of Directors on April 17, 2013 and by stockholders holding a majority of the voting rights of our Common Stock.

On May 8, 2013, we filed a Certificate of Amendment to its Articles of Incorporation (the “Second Amendment” and, together with the First Amendment, the “Amendments”) to increase the authorized common stock from 1.49 billion to 2.49 billion. The increase of authorized shares was approved by the Board of Directors on April 17, 2013 and by stockholders holding a majority of the voting rights of our Common Stock.

On June 24, 2013, we filed a Certificate of Amendment to its Articles of Incorporation (the “Third Amendment” and, together with the First and Second Amendment, the “Amendments”) to increase the authorized common stock from 2.49 billion to 6.49 billion. The increase of authorized shares was approved by the Board of Directors on June 25, 2013 and by stockholders holding a majority of the voting rights of our Common Stock.

 On October 12, 2012, we affected a 1-for-10 reverse common stock split and on October 2, 2013 we affected a 1-for-50 reverse common stock split. All references in the consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock split have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

Oil and Gas Revenues

Our oil and gas revenue was $0 for the years ended December 31, 2013 and 2012. Bayshore has ceased to report to us the amounts of our respective share in oil and gas revenues and we understand that the oil wells are shut in and not producing.  The historical level of oil and gas production has not been significant.  Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $1,861,829 for the year ended December 31, 2013 compared to $3,599,991 for the year ended December 31, 2012, representing a decrease of $1,738,162. The decrease in our costs and operating expenses are primarily a result of decreases in general and administrative expenses, impairment of oil and gas properties, as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the year ended December 31, 2013 and $15,569 for the year ended December 31, 2012.  Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and we understand that the oil wells are shut in and not producing.

Impairment loss on oil and gas properties – During the year ended December 31, 2012, we recognized an impairment loss of $750,000 on our Mustang Island 818-L lease and the I-1 well and recognized an impairment loss of $487,866 on our Texas properties.  As part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease and the I-1 well.  We have evaluated the accounting effects of the settlement agreement and concluded that impairment in the approximate amount of $750,000 should be recorded, which has been reflected in the accompanying consolidated financial statements as of December 31, 2012 by  reducing the carrying cost of the properties to $1,055,987. During the year ended December 31, 2013, the impairment was only $111,623.

General and Administrative Expense – General and administrative expense was $1,750,206 for the year ended December 31, 2013 as compared to $2,346,308 for the year ended December 31, 2012, representing a decrease of $596,102. The decrease in general and administrative expense during the year ended December 31, 2013 is principally related to decreases of: (1) $112,219 for consulting services; (2) $81,246 for outside services; and (3) share-based compensation of $145,695; and (4) $295,789 in salaries and wages; offset by a writeoff of an earnest deposit of $100,000 during the year ended December 31, 2013.  The reduction in consulting services represents a decrease in payments related to investor relations, energy, financing, and general business services as a result of a general decreased need for such consulting services.  The decrease in the costs of outside services principally relates to the decreased use temporary office personnel.

Other Income (Expense)

Change in fair value of derivative liabilities – We issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions.  In addition, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection.  These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using multinomial lattice models.  The fair value of these derivative liabilities was estimated to be $7,908,415 and $7,795,335 as of December 31, 2013 and 2012, respectively. We recognized a gain (loss) from the change in fair value of these derivative liabilities of $971,995 and $(4,344,508) for the years ended December 31, 2013 and 2012, respectively.

Interest Expense – We incurred interest expense of $593,907 and $820,175 for the years ended December 31, 2013 and 2012, respectively. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt in 2013 as compared to 2012.

Amortization of discount on convertible notes and other debt – We have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions.  The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $1,468,516 and $3,671,035 of discount on convertible notes and debentures for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there is $135,745 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Amortization of deferred financing costs –The deferred financing costs was recorded in connection with the issuance of convertible debentures.  These deferred financing costs were amortized over the one year term of the debentures using the effective interest method. We amortized deferred financing costs in the amount of $370,000 and $224,451 for the year ended December 31, 2013 and 2012, respectively.

Although the net changes with respect to our revenues and our costs and operating expenses for the year ended December 31, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

From our inception our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes and proceeds from the sale of common stock and warrants. During the year ended December 31, 2013, we received $80,391 and $156,600 from the proceeds from the sale convertible notes and common stock, respectively, and during the year ended December 31, 2012, we received $1,508,668 and $95,000 from the proceeds from the sale convertible notes and common stock, respectively. From our inception we received $5,893,391 and $3,380,570 from the proceeds from the sale convertible notes and common stock, respectively.

At December 31, 2013, we had $166 in cash and we had a working capital deficit of $14,914,490, as compared to a deficit of $15,800,966 as of December 31, 2012. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt.  The decrease in the working capital deficit for the year ended December 31, 2013, is principally due to the issuance of common stock for debt during the year. In addition, we have total stockholders’ deficit of $9,228,482 at December 31, 2013, compared to total stockholders’ deficit of $8,484,524 at December 31, 2012, an increase in the stockholders’ deficit of $743,958.  The increase in the stockholders’ deficit for the year ended December 31, 2013, is principally due to net loss incurred during the year offset by certain debt and accrued interest being converted into shares of common stock.

Our operations used net cash of $228,024 during the year ended December 31, 2013, compared to $1,348,778 of net cash used during the year ended December 31, 2012.  Net cash used in operating activities during the year ended December 31, 2013, consisted of our net loss of $3,122,257, less non-cash expenses for the impairment loss on oil and gas properties, share-based compensation, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

We had minimal investing activities that used cash during the year ended December 31, 2013, compared to cash provided by investing activity of $176,623 for the year ended December 31, 2012.  Investing activities during the year ended December 31, 2012 principally included cash received of $500,000 from the sale of oil and gas properties, cash paid of $214,425 toward the acquisition of oil and gas properties and deposit of $100,000.

Financing activities provided $220,991 of cash during the year ended December 31, 2013, compared to $1,178,668 during the year ended December 31, 2012.  Cash flows from financing activities during the year ended December 31, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $80,391 and 2) proceeds from issuance of common stock and warrants for $150,600.  Cash flows from financing activities during the year ended December 31, 2012, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $1,508,668 and 2) proceeds of $250,000 from the issuance of a bridge loan promissory note.

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

We have historically financed our operations from the issuance of unsecured convertible promissory notes payable, secured notes payable and convertible debentures.

Below is a summary of our unsecured convertible promissory notes payable, secured notes payable and convertible debentures.

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Asher Enterprises, Inc.	$111,900	$7,473	$104,427
GEL Properties, LLC	149,000	13,486	135,514
Prolific Group, LLC	79,900	11,849	68,051
Various Other Individuals and Entities	3,750	-	3,750
Haverstock Master Fund, LTD and Common Stock, LLC	289,906	-	289,906
Magna Group, LLC	-	-	-
Hanover Holdings I, LLC	-	-	-
Five Individuals	206,250	-	206,250
JMJ Financial	25,000	11,233	13,767
Charles Volk (related party)	125,000	53,596	71,404
Tomer Tal	50,000	13,105	36,895

	$1,040,706	$110,742	$929,964

The unsecured convertible promissory notes payable are generally due within one year from the date of issuance bear interest at rates ranging from 8% to 12% and are convertible into shares of our common stock at discounts ranging from 30% to 50%. Most of our unsecured convertible promissory notes payable are in default at December 31, 2013.   Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

Secured Notes Payable outstanding at December 31, 2013:

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Montecito Offshore, LLC	$500,000	$-	$500,000
Bridge Loan Settlement Note	40,000	-	40,000
What Happened LLC	21,575	-	21,575
La Jolla Cove Investors, Inc.	83,940	25,003	58,937

	$645,515	$25,003	$620,512

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount of 93%. Our secured notes payable are in default at December 31, 2013. The Montecito Offshore LLC note is secured by a second lien mortgage, subordinated to the convertible debentures discussed below.  See discussion below about the Release and Settlement Agreement dated February 12, 2014. Certain contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

Convertible Debentures outstanding at December 31, 2013:

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Tranche 1	$2,036,282	$-	$2,036,282
Tranche 2	285,500	-	285,500
Tranche 3	131,250	-	131,250

	$2,453,032	$0	$2,453,032

In May 2011 we sold units to certain investors for aggregate cash proceeds of $2,550,000. The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $150.00 per share.  The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. We are in default under the convertible debentures because it has not made the interest payments that were due beginning July 1, 2011 and has not repaid the principal which matured on May 19, 2012.  As such, we are in default on all unpaid principal and total accrued interest.  The default interest rate is 18% per annum.  We are currently working to resolve the default on these debentures.  Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. Our obligations under these convertible debentures and a secured note payable in the amount of $500,000 to Montecito Offshore, LLC as mentioned in the previous table are expected to be extinguished. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records.

Contractual Obligations

Our significant contractual obligations as of December 31, 2013 are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Unsecured convertible notes payable	$1,040,706	$-	$-	$-	$1,040,706
Secured notes payable	645,515	-	-	-	645,515
Convertible debentures	2,453,032	-	-	-	2,453,032
Interest payable	1,782,985	-	-	-	1,782,985
Total	$5,922,238	$-	$-	$-	$5,922,238

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2013 Financial Statements.  Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

For convertible debentures and various warrants which contain price ratchet anti-dilution protection, we have determined that the convertible debentures and warrants are subject to derivative liability treatment and are required to be accounted for at their fair value.  We estimated the fair value of the price ratchet anti-dilution protection of the convertible debentures and the warrants using a probability weighted average Black-Scholes-Merton pricing model. Accordingly, the fair value of the price ratchet anti-dilution protection of the convertible debentures and warrants as determined using the lattice models is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants, actual and projected redemptions and conversion price resets.  Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton pricing model to value the derivative instruments on December 31, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Worthington Energy, Inc.

We have audited the accompanying consolidated balance sheets of Worthington Energy, Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worthington Energy, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, has not had significant revenue from operations, has experienced recurring operating losses and negative operating cash flows since inception, has a significant portion of its debt in default, and has financed its working capital requirements through the recurring sale of its debt and equity securities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2014

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$166	$8,065
Prepaid expenses and other current assets	-	36,431
Total Current Assets	166	44,496

Property and Equipment, net of accumulated depreciation	10,123	14,570
Oil and gas properties	5,698,563	6,854,550
Deferred financing costs	-	370,000
Earnest money deposit	-	100,000
Other assets	14,610	14,610

Total Assets	$5,723,462	$7,398,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$863,702	$412,327
Accrued liabilities	1,782,985	1,432,850
Payable to Ironridge Global IV, Ltd.	241,046	1,489,623
Payable to former officer	115,000	-
Unsecured convertible promissory notes payable, net of discount, in default	929,964	663,054
Secured notes payable, net of discount, in default	620,512	1,502,273
Convertible debentures in default	2,453,032	2,550,000
Derivative liabilities	7,908,415	7,795,335
Total Current Liabilities	14,914,656	15,845,462

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,288

Total Liabilities	14,951,944	15,882,750

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized,
none issued and outstanding	-	-
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized,
1,000,000 and none shares; issued and outstanding, respectively	1,000	-
Common stock, $0.001 par value; 6,490,000,000 shares authorized,
47,476,265 and 1,142,244 shares issued and outstanding, respectively	47,476	1,141
Additional paid-in capital	26,435,670	23,904,706
Deficit accumulated during the exploration stage	(35,712,628)	(32,390,371)
Total Stockholders' Deficiency	(9,228,482)	(8,484,524)

Total Liabilities and Stockholders' Deficiency	$5,723,462	$7,398,226

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from
			June 30, 2004
			(Date of
			Inception)
			through
	Years Ended December 31,		December 31,
	2013	2012	2013
			(unaudited)

Oil and gas revenues, net	$-	$-	$370,437

Costs and Operating Expenses
Lease operating expenses		15,569	164,381
Impairment loss on oil and gas properties	111,623	1,237,886	5,196,701
Accretion of asset retirement obligations	-	228	8,982
General and administrative expense (including shares based compensation of
$284,214, $429,909, and $8,198,057, respectively)	1,750,206	2,346,308	15,958,239
Total costs and operating expenses	1,861,829	3,599,991	21,328,303

Loss from operations	(1,861,829)	(3,599,991)	(20,957,866)

Other income (expense)
Interest income	-	-	63,982
Change in fair value of derviative liabilities	971,995	(4,344,508)	(3,217,153)
Gain on transfer of common stock from Bayshore Exploration, L. L. C.	-	-	24,000
Interest expense	(593,907)	(820,175)	(2,245,533)
Amortization of discount on convertible debentures and notes and other debt	(1,468,516)	(3,671,035)	(7,658,435)
Interest expense - Ironridge Global IV, Ltd		(594,935)	(594,935)
Amortization of deferred financing costs	(370,000)	(224,451)	(926,688)
Total other income (expense)	(1,460,428)	(9,655,104)	(14,554,762)

Net loss	$(3,322,257)	$(13,255,095)	$(35,512,628)

Basic and Diluted Loss Per Common Share	$(0.14)	$(32.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	23,927,265	412,959

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

						Deficit
						Accumulated
					Additional	During the	Total
	Series A Preferred Stock		Common Stock		Paid in	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance - June 30, 2004 (Date of Inception)	-	$-	-	$-	$-	$-	$-
							-
Stock-based compensation for services of founder, June 2004, $36.10 per share			2,770	3	99,997		100,000
Issuance of shares for cash, June 2004, $36.10 per share			1,385	1	49,999		50,000
Issuance of shares for cash, June 2005, $1,264.26 per share, less offering costs of $14,188			123	-	140,693		140,693
Issuance of shares in connection with acquisition of oil and gas property, June 2005, $2,716.07 per share			140	-	380,250		380,250
Stock-based compensation for services during 2005, $1,264.26 per share			263	-	332,500		332,500
Issuance of shares to the chief executive officer for 2005 compensation liability, January 2006, $1,264.26 per share			97	-	122,500		122,500
Issuance of beneficial conversion features and shares in conjunction with the issuance of secured convertible notes and other debt, February 2006			62	-	967,468		967,468
Conversion of secured convertible notes into shares, April 2006, $1,264.26 per share			727	1	918,999		919,000
Issuance of shares and 126,925 warrants for cash, less offering and registration costs of $375,848 and derivative liability of $1,467,704, April 2006, $1,799.08 per share			679	1	1,221,572		1,221,573
Issuance of shares in connection with acquisition of oil and gas properties, March 2006, $7,500.00 per share			28	-	210,000		210,000
Issuance of shares in connection with acquisition of oil and gas properties, June 2006, $8,493.98 per share			83	-	705,000		705,000
Stock-based compensation for services, March 2006, $9,821,43 per share			7	-	68,750		68,750
Stock-based compensation for options granted, July 2006			-	-	522,825		522,825
Reclassification of warrants subject to registration payment arrangement from derivative liability, October 1, 2006			-	-	1,067,704		1,067,704
Cumulative-effect adjustment of change in accounting method for registration payment arrangements, October 1, 2006			-	-	-		(1,066,295)
Stock-based compensation for services, August to November 2007, $1,660.70 to $3,249.20 per share			169	-	444,500		444,500
Common stock contributed to the Company by Bayshore Exploration L.L.C., September 2008			(83)	-	(24,000)		(24,000)
Common stock contributed to the Company by Chief Operating Officer, September 2008			(83)	-	-		-
Common stock issued in connection with the issuance of notes payable, September 2008			166	-	38,710		38,710
Cumulative effect of reclassification of warrants to derivative liability, January 1, 2009			-	-	-	(1,066,803)	(508)
Issuance of common stock in settlement of accrued registration rights penalties and interest, June 2010, $60.17 per share			11,602	12	698,080		698,092
Issuance of common stock to directors, June 2010, $108.22 per share			499	-	54,000		54,000
Issuance of common stock in exchange for cancelation of common stock options and warrants, June 2010, $102.65 per share			1,366	1	140,219		140,220
Issuance of common stock in satisfaction of payable to former officers and consultant, September 2010, $70.72 per share			3,000	3	212,160		212,163
Issuance of common stock for services, September 2010, $45.50 and $20.00 per share			6,450	6	319,994		320,000
Issuance of common stock and warrants for cash, September 2010 to December 2010, $75.00 per unit			2,200	2	164,998		165,000
Issuance of common stock and warrants upon conversion of notes payable and accrued interest, October 2010 to December 2010			9,036	9	287,382		287,391
Issuance of beneficial conversion features related to unsecured convertible promissory notes payable, April 2010 to December 2010			-	-	491,676		491,676
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	1,732,744		1,732,744
Net loss						(11,170,921)	(11,170,921)

Balance - December 31, 2010	-	-	40,686	39	11,368,720	(12,237,724)	(868,965)

Issuance of common stock and warrants for cash, January 2011, $75.00 per unit			1,200	1	89,999		90,000
Issuance of common stock and warrants upon conversion of notes payable and accrued interest, January 2011 to November 2011, $8.10 to $31.25 per share			22,813	23	699,834		699,857
Issuance of common stock in connection with the Montecito Asset Sale Agreement, May 2011, $122.50 per share			30,000	30	3,674,970		3,675,000
Issuance of common stock for legal and consulting services, May 2011 to September 2011, $17.45 to $125.00 per share			2,400	2	102,398		102,400
Issuance of common stock in settlement of liabilities, August 2011, $75.00 per share			800	1	59,999		60,000
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	346,314		346,314
Share-based compensation from issuance of common stock to officers, June 2011, $95.00 per share			31,500	32	2,992,468		2,992,500
Net loss						(6,897,552)	(6,897,552)

Balance - December 31, 2011	-	-	129,399	128	19,334,702	(19,135,276)	199,554

Issuance of common stock upon conversion of notes payable and accrued interest, February 2012 to December 2012, $0.435 to $16.10 per share			601,090	601	2,472,188		2,472,789
Issuance of common stock in connection with the Black Cat Purchase and Sale Agreement, March 2012 at $19.00 per share and August 2012 at $3.50 per share			90,000	90	1,012,410		1,012,500
Issuance of common stock for fees in connection with Ironridge settlement transaction, March 2012, $20.00 per share			2,000	2	39,998		40,000
Issuance of common stock to Ironridge in settlement of liabilities, March 2012 to December 2012, $2.315 per share			212,500	213	491,476		491,689
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debenture and common stock purchased under an Equity Investment Agreement, September 2012 and December 2012, weighted average of $2.05 per share			40,239	40	101,590		101,630
Issuance of common stock to Charles Volk and other persons designated by Mr. Volk pursuant to the Change of Control and Recapitalization Agreement, August 2012, $3.50 per share			20,000	20	69,980		70,000
Issuance of common stock for services, June to November 2012, $3.80 to $4.90 per share			18,125	18	86,026		86,044
Issuance of common stock to officers and directors in satisfaction of certain amounts owed to them, August 2012, $2.25 per share			18,889	19	42,481		42,500
Issuance of common stock and warrants for cash, October 2012, $2.00 per unit			10,000	10	19,990		20,000
Fractional shares issued pursuant to reverse stock split			2	-	-		-
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	233,865		233,865
Net loss						(13,255,095)	(13,255,095)

Balance - December 31, 2012	-	$-	1,142,244	$1,141	$23,904,706	$(32,390,371)	$(8,484,524)

Issuance of common stock upon conversion of notes payable and accrued interest - weighted average of $0.018 per share			36,737,987	36,738	634,362		671,100
Issuance of common stock to Ironridge in settlement of liabilities, January 2013 to June 2013, $0.217 per share			6,550,000	6,550	1,415,045		1,421,595
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures weighted average of $0.004 per share			2,157,575	2,158	6,402		8,560
Issuance of common stock to La Jolla under an equity imvestment agreement - weighted average of $0.391 per share			206,887	207	80,623		80,830
Issuance of common stock and warrants for cash, February 2013, $0.607 per unit			641,600	642	90,358		91,000
Issuance of common stock to chief executive officer in satisfaction of certain amounts owed to him, February 2013, $0.25 per share			100,000	100	24,900		25,000
Issuance of common stock for services, February 2013 - weighted avearage of $0.673 per share			30,000	30	20,170		20,200
Return and cancelation of common stock in connection with the Settlement Agreement with
Black Cat Exploration & Production, LLC and former officer, January 25, 2013, valued at $0.60 per share			(90,000)	(90)	(53,910)		(54,000)
Share-based compensation from grant of common stock options and issuance of common stock warrants to officers, directors and consultants			-	-	64,014		64,014
Issuance of Series A Preferred Stock for accrued compensation	1,000,000	1,000			249,000		250,000

Net Loss						(3,322,257)	(3,322,257)

Balance - December 31, 2013	1,000,000	$1,000	47,476,293	$47,476	$26,435,670	$(35,712,628)	$(9,228,482)

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from
			June 30, 2004
			(Date of
			Inception)
			through
	Years Ended December 31,		December 31,
	2013	2012	2013
			(unaudited)
Cash Flows From Operating Activities
Net loss	$(3,322,257)	$(13,255,095)	$(35,512,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	111,623	1,237,886	5,196,701
Share-based compensation for services	284,214	429,908	8,198,056
Amortization of deferred financing costs and discount on
convertible debentures and notes and other debt	1,838,516	3,895,486	8,585,123
Interest expense - Ironridge Global IV, Ltd.	-	594,935	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	-	-	(24,000)
Accretion of asset retirement obligation	-	228	8,982
Depreciation expense	5,313	4,531	16,659
Change in fair value of derivative liabilities	(971,995)	4,344,508	3,217,153
Change in assets and liabilities:
Prepaid expense and other current assets	36,431	(16,155)	16,818
Other assets	100,000	-	85,390
Accounts payable and accrued liabilities	1,517,113	1,414,990	5,186,195
Payable to Ironridge Global IV, Ltd	173,018	-	173,018
Net Cash Used In Operating Activities	(228,024)	(1,348,778)	(4,257,598)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties	-	500,000	500,000
Acquisition of oil and gas properties	-	(218,487)	(3,658,565)
Earnest money deposit	-	(100,000)	(100,000)
Purchase of property and equipment	(866)	(4,890)	(26,782)
Net Cash Used in Investing Activities	(866)	176,623	(3,285,347)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants,
net of registration and offering costs	150,600	95,000	3,380,570
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amount held in
attorney's trust accounts	80,391	1,508,668	3,163,391
Proceeds from issuance of convertible debentures	-	-	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other
debt, and related beneficial conversion features and common stock	-	-	180,000
Payment of deferred financing costs	-	(100,000)	(506,000)
Payment of payable to Bayshore Exploration, L.L.C.	-	-	(489,600)
Payment of principal on notes payable stockholder	-	-	(325,000)
Payment on principal on notes payable	(10,000)	(325,000)	(410,250)
Net Cash Provided By Financing Activities	220,991	1,178,668	7,543,111

Net Increase (Decrease) In Cash and Cash Equivalents	(7,899)	6,513	166
Cash and Cash Equivalents At Beginning Of Period	8,065	1,552	-
Cash and Cash Equivalents At End Of Period	$166	$8,065	$166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,650	61,300
Cash paid during the period for taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Valuation discounts recorded as derivative liabilities	$1,085,227	$2,574,419
Common stock issued for conversion of notes and accrued interest	$679,560	-
Common stock issued for Ironridge Global IV Ltd settement	$1,421,595	531,689
Common and preferred stock issued for executive compensation	$75,000	112,500
Common stock issued in connection with Black Cat Exploration & Production, LLC purchase	-	1,012,500
Cancelation of common stock in connection with Black Cat Exploration & Production, LLC settlement	$54,000	-

The accompanying notes are an integral part of these consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 1 - Organization and Significant Accounting Policies

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004.   On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”).  On October 12, 2012, the Company’s stockholders approved a 1-for-10 reverse common stock split.  In addition, on October 2, 2013 the Company affected a 1-for-50 reverse common stock split. All references in these consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

Nature of Operations – As further described in Note 2 to these consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005. We are in the business of acquiring, exploring and developing oil and gas-related assets The Company is considered to be in the exploration stage due to the lack of significant revenues.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not had significant revenue and is still considered to be in the exploration stage.  The Company incurred losses of $3,322,257 for year ended December 31, 2013 and $13,255,095 for the year ended December 31, 2012.  The Company also used cash of $228,024 and $1,348,778 in its operating activities during the year ended December 31, 2013 and 2012, respectively, and a significant portion of the Company’s debt is in default.  At December 31, 2013, the Company has a working capital deficit of $14,914,490 and a stockholders’ deficiency of $9,228,482.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although it does not have any contracts or commitments for either at this time. The Company will have to raise additional funds to continue operations and, while it has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.  The Company hopes that working capital will become available via financing activities currently contemplated with regards to its intended operating activities.   There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Principles of Consolidation – The accompanying consolidated financial statements present the financial position, results of operations, and cash flows of Worthington Energy, Inc. and of PaxAcq Inc., a wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the valuation of long-lived assets, accrued other liabilities, and valuation assumptions related to share-based payments and derivative liability.

Property and Equipment   – Property and equipment are recorded at cost, and consist of office equipment and leasehold improvements.  Depreciation of property and equipment is charged to operations on a straight-line basis over useful lives range from 3 to 5 years.   Property and equipment consisted of the following at December 31, 2013 and 2012:

	2012	2012

Office equipment	$8,113	$7,247
Leasehold improvements	13,507	13,507
Less accumulated depreciation	(11,497)	(6,184)

Property and equipment, net	$10,123	$14,570

Depreciation expense was $5,313 and $4,531 for the years ended December 31, 2013 and 2012, respectively.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves.  At December 31, 2013 and 2012, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to operations.  The Company has not yet obtained a reserve report on its producing properties in Texas because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties, and the properties have had limited oil and gas exploration and production.

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

Asset Retirement Obligation - The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2013 and 2012, the Company had an ARO of $37,288.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  The impairment of long-lived assets requires judgments and estimates.  If circumstances change, such estimates could also change. During the years ended December 31, 2013 and 2012, the Company recorded impairment charges of $111,623 and $1,237,866, respectively, related to its oil and gas properties that were not subject to the “ceiling test”.

Revenue Recognition – All revenues are derived from the sale of produced crude oil and natural gas.  Revenue and related production taxes and lease operating expenses are recorded in the month the product is delivered to the purchaser.  Normally, payment for the revenue, net of related taxes and lease operating expenses, is received from the operator of the well approximately 45 days after the month of delivery.  However, during the years ended December 31, 2013 and 2012, our operator has retained any such payments to offset the amounts owed by it from the Company.  Accounts receivable, if any, are stated at the amount management expects to collect.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the collectability of the receivable.  At December 31, 2013 and 2012, there are no accounts receivable, and accordingly, no allowance for doubtful accounts was necessary.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.  The fair value of the equity instrument is charged directly to share-based compensation expense and credited to paid-in capital.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period.  Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive due to our net loss and have been excluded from the diluted loss per share calculations.  As such, options, warrants, and stock awards to acquire 2,521,670 and 141,594 shares of common stock outstanding as of December 31, 2013 and 2012, respectively, and promissory notes and debentures convertible into an aggregate of 1,452,804,120 and 9,140,456 shares of common stock at December 31, 2013 and 2012, respectively were excluded in the computation of diluted loss per share at December 31, 2013 and 2012 as their effect would have been anti-dilutive.

Fair Values of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for accounts payable, payable to Ironridge Global IV, Ltd., and payable to former officer approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for unsecured convertible promissory notes payable, secured notes payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value of derivative liabilities are estimated based on a probability weighted average Black Scholes-Merton pricing model.

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one — Quoted market prices in active markets for identical assets or liabilities;

●	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,467,223	$-	$5,467,223

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,441,192	$-	$2,441,192

Liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$-	$5,460,914	$-	$5,460,914

Derivative liability - embedded conversion feature and reset provisions of notes	$-	$2,334,421	$-	$2,334,421

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Derivative Financial Instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 - Oil and Gas Properties

Summary of Oil and Gas Properties

At December 31, 2013 and 2012, oil and gas properties, net of impairment losses recognized, consist of the following:

	2013	2012

Leasehold interest costs - Vermillion 179	$5,698,563	$5,698,563
Leasehold interest costs - Mustang Island	-	1,055,987
Leasehold interest costs - Texas	-	100,000

	$5,698,563	$6,854,550

Montecito Asset Sale Agreement (Vermillion 179)

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of December 31, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph.  Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC (see Note 6) and convertible debentures of $2,453,032 (see Note 7). However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability (see Note 13).

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

On January 25, 2013, the Company entered into a Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”) with Mr. Anthony Mason and Black Cat. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Black Cat and/or Mr. Mason $125,000 in 10 equal payments, with the first payment due March 11, 2013 and the remaining payments every 30 days thereafter until paid in full. The Company has paid $10,000 to Mr. Mason resulting in a remaining liability of $115,000 at December 31, 2013.  In the event that the Company obtains a credit facility in an amount equal to or greater than $3,500,000, the full amount of the settlement payment then outstanding will become immediately due and payable. In addition, the Company agreed to transfer to Black Cat all title and interest the Company owned in the I-1 well, Mustang Island 818-L lease and other assets acquired from Black Cat pursuant to the Black Cat Agreement. Furthermore, all production from the I-1 well, from the date the well went online was transferred to Black Cat in connection with the Settlement Agreement.  In return, Black Cat agreed to return to the Company for cancellation the 90,000 shares of the Company’s common stock it received in connection with the Black Cat Agreement and to release the Company from all of its claims, which included the balance of the promissory note and accrued interest, unpaid compensation and other miscellaneous amounts. Further, in connection with the Settlement Agreement, Mr. Mason agreed to resign as President, Chief Executive Officer and a Director of the Company.

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

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

During the period of time commencing with the year ended December 31, 2005 and continuing into the year ended December 31, 2009, the Company participated with Bayshore in the drilling of ten wells and participated with another entity in the drilling of a well in another county in Texas.  Three of these wells were determined to be dry and were plugged and abandoned.  The Company has sold all or part of its interests in two wells to Bayshore in order to reduce its indebtedness to Bayshore.  At December 31, 2013, the Company has remaining interests in six wells in Texas with working interests ranging from 4.0% to 31.75%.  Management of the Company has the understanding that the six wells are currently shut in and not producing.  At December 31, 2013, given that the Company is still considered to be in the exploration stage, a determination has not been made about the extent of oil reserves that should be classified as proved reserves.  Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

Each year, the management of the Company has performed evaluations of its producing oil and gas properties to determine whether oil and gas properties are impaired.  Management has also considered the market value of its nonproducing properties.  During 2006, 2008, and 2009, the Company determined that capitalized costs for wells drilled, for leasehold interests, and other related costs were in excess of the present value of estimated future cash flows from those properties, and recognized impairment losses in the total amount of $3,847,192 during those years. During the years ended December 31, 2013 and 2012, the management of the Company also performed evaluations of its producing oil and gas properties and determined that their oil and gas properties were impaired, and recognized an impairment loss of $100,000 and $487,886, respectively. As such, carrying value of the Company’s oil and gas properties after recognizing the impairment losses were zero and $100,000 at December 31, 2013 and 2012, respectively.

Note 3 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012

Accrued salaries	$255,867	$352,038
Accrued payroll taxes	104,899	85,323
Accrued directors fees	64,969	69,033
Accrued interest	1,340,122	909,606
Accrued registration rights penalties and interest	14,628	14,350
Other accrued expenses	2,500	2,500

Total accrued liabilities	$1,782,985	$1,432,850

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Order provided for the immediate issuance by the Company of 20,300 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount.  The Order also provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the "Issuance Date") required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 200 shares of the Company's common stock as a fee, plus that number of shares (the "Final Amount") with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period.  The Company has calculated that the Calculation Period ended during the year ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 856,291 shares of common stock.  Additionally, during the year ended December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees.  In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge and adjusted the liability to Ironridge Global IV, Ltd. for the fair value adjustment.

Since the issuance of the Initial Shares, the Company issued an additional 194,200 shares of common stock during the year ended December 31, 2012 (for an aggregate value of $531,689) which has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge.  Accordingly, the amount of the liability to Ironridge reported in the accompanying consolidated balance sheet is $1,489,623 at December 31, 2012. During the year ended December 31, 2013 the Company issued an additional 6,550,000 shares of common stock to Ironridge with an aggregate value of $1,421,595.   At that time, the Company believed it had a remaining obligation to Ironridge of $68,028. However, on February 24, 2014 after Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm and claimed that it was still owed $241,046. A judge awarded Ironridge a third order enforcing a prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim in paid. The Company has increased the balance due to Ironridge to $241,046 at December 31, 2013.

Note 5 - Unsecured Convertible Promissory Notes Payable (In default)

A summary of unsecured convertible promissory notes at December 31, 2013 and 2012 is as follows:

	2013			2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$111,900	$7,473	$104,427	$133,000	$69,821	$63,179
GEL Properties, LLC	149,000	13,486	135,514	167,762	84,690	83,072
Prolific Group, LLC	79,900	11,849	68,051	64,150	38,123	26,027
Haverstock Master Fund, LTD
and Common Stock, LLC	289,906	-	289,906	344,102	107,591	236,511
Five Individuals	206,250	-	206,250	206,250	960	205,290
Charles Volk (related party)	125,000	53,596	71,404	-	-	-
Various Other Individuals and Entities	78,750	24,338	54,412	110,500	61,525	48,975

	$1,040,706	$110,742	$929,964	$1,025,764	$362,710	$663,054

Asher Enterprises, Inc.

At various dates commencing in April 2010 and continuing through December 31 2013, the Company has issued fourteen unsecured convertible promissory notes to Asher Enterprises, Inc. (Asher), an unaffiliated entity.  The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date. Certain of these notes are currently in default.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.  Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance. During the year ended December 31, 2013, the Company received notices of conversion of notes totaling $120,350 and accrued interest of $5,500, which were converted into 4,997,164 shares of common stock, or a weighted-average conversion price of $0.025 per share.  This variable conversion price and the anti-dilution reset provision constitute an embedded derivative under generally accepted accounting principles and are required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $273,655 and $400,938 for the years ended December 31, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $104,427 at December 31, 2013, representing their unconverted face amount of $111,900 less the unamortized discount of $7,473.   The carrying amount of these convertible promissory notes was $63,179 at December 31, 2012, representing their unconverted face amount of $133,000 less the unamortized discount of $69,821.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

GEL Properties, LLC and Prolific Group, LLC

At various dates commencing in August 2011 and continuing through December 31, 2013, the Company received proceeds pursuant to seven unsecured convertible promissory notes to GEL Properties, LLC (“GEL”), an unaffiliated entity.  Additionally, in August 2012, GEL purchased the rights to $75,000 of principal of a secured bridge loan note held by a noteholder of the Company and in February 2013, GEL purchased the rights to $37,500 of principal of a secured note held by What Happened LLC.  These acquired rights were restated to be consistent with other notes held by GEL.  The convertible promissory notes bear interest at 6% per annum.  The principal and unpaid accrued interest are generally due approximately one year after the issuance date. Certain of these notes are currently in default.  The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the year ended December 31, 2013, the Company received notices of conversion of notes totaling $181,262 and accrued interest of $7,451, which were converted into 12,624,392 shares of common stock, or a weighted-average conversion price of $0.015 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features is recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $376,264 and $292,278 for the years ended December 31, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $135,514 at December 31, 2013, representing their unconverted face amount of $149,000 less the unamortized discount of $13,486.  The carrying amount of these convertible promissory notes is $83,072 at December 31, 2012, representing their unconverted face amount of $167,762 less the unamortized discount of $84,690.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific Group, LLC (“Prolific”), an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  Certain of these notes are currently in default.   The notes are convertible until maturity at a variable conversion price equal to 70% of the lowest closing bid price from the five trading days prior to the date of the conversion notice.  During the year ended December 31, 2013, the Company received notices of conversion of notes totaling $59,250 and accrued interest of $1,272, which were converted into 3,207,002 shares of common stock, or a weighted-average conversion price of $0.019 per share. This variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features are recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $187,608 and $328,272 for the years ended December 31, 2013 and 2012, respectively.  The carrying amount of these convertible promissory notes was $68,051 at December 31, 2013, representing their unconverted face amount of $79,900 less the unamortized discount of $11,849.  The carrying amount of these convertible promissory notes is $26,027 at December 31, 2012, representing their unconverted face amount of $64,150 less the unamortized discount of $38,123.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Five Individuals

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were used to pay down $100,000 on the Bridge Loan Note that is discussed in further detail in Note 6 to these consolidated financial statements.  As of December 31, 2013, this note is in default.

On August 9, 2012, the Company received proceeds of $25,000 pursuant to an unsecured promissory note and issued a warrant to purchase 500 shares of common stock of the Company to an individual.  The promissory note requires the repayment of $28,750 of principal (including interest of $3,750) by November 9, 2012.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 9, 2015.  As of December 31, 2013, this note is in default.

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of December 31, 2013, this note is in default.

The fair value of the warrants and the amounts of stated interest were recorded as discounts to these notes and are amortized over the terms of the notes.  The Company recognized interest expense from the amortization of the discounts in the amount of $960 and $33,450 for the years ended December 31, 2013 and 2012, respectively.  The aggregate carrying amount of these promissory notes is $206,250 at December 31, 2013, representing their face amount.   The carrying amount of these promissory notes is $205,290 at December 31, 2012, representing their face amount of $206,250 less the unamortized discount of $960.

Charles Volk (Related Party)

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Charles Volk, the Company’s CEO, (“Volk”).  The convertible promissory bear at 10% per annum and contains a $25,000 original issue discount. The convertible note was issued in exchange for $100,000 of accrued compensation due to Volk. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.     The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Volk a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $37,116 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceeds the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $236,823 for the year ended December 31, 2013.  The carrying amount of this convertible promissory note was $71,404 at December 31, 2013, representing their unconverted face amount of $125,000 less the unamortized discount of $53,596.

Various Other Individuals and Entities

As of December 31, 2013 and 2012, the Company had outstanding various unsecured convertible promissory notes to various unaffiliated entities or individuals.   These notes are currently in default.   In general, the notes were convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.   This variable conversion price constituted an embedded derivative under generally accepted accounting principles and was required to be recorded as liabilities and valued at fair value.  The fair value of these embedded conversion features was recorded as discounts to the carrying amount of the convertible promissory notes.  In the event the fair value of the embedded conversion feature exceeded the face amount of the note, the excess was amortized immediately as interest expense.  The remaining discounts were amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever was earlier.  During the year ended December 31, 2013, the Company received notices of conversion on notes totaling $110,500 and accrued interest of $3,124 which were converted into 8,730,588 shares of common stock, or a weighted-average conversion price of $0.013per share.   The balance of the notes outstanding as of December 31, 2013 was $78,750. The Company recognized interest expense from the amortization of the discounts in the amount of $191,216 and $490,964 for the years ended December 31, 2013 and 2012, respectively.  The carrying amount of the notes was $54,412 at December 31, 2013, representing their unconverted face amount of $78,750 less the unamortized discount of $24,338.  The carrying amount of the notes was $48,975 at December 31, 2012, representing their unconverted face amount of $110,500 less the unamortized discount of $61,525.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 6 - Secured Notes Payable (In default)

A summary of secured notes payable at December 31, 2013 and 2012:

	2013			2012
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value
Black Cat Exploration & Production LLC	$-	$-	$-	$850,000	$-	$850,000
Montecito Offshore, LLC	500,000	-	500,000	500,000	-	500,000
Bridge Loan Settlement Note	40,000	-	40,000	40,000	-	40,000
What Happened LLC	21,575	-	21,575	125,000	-	125,000
La Jolla Cove Investors, Inc.	83,940	25,003	58,937	92,500	105,227	(12,727)
	$645,515	$25,003	$620,512	$1,607,500	$105,227	$1,502,273

Black Cat Exploration & Production, LLC (Mustang Island)

As further described in Note 2 to these consolidated financial statements, on March 9, 2012, the Company acquired certain assets from Black Cat pursuant to the Black Cat Agreement, as amended.  Pursuant to the terms of the Black Cat Agreement the Company issued a junior secured promissory note in the amount of $1,075,000 as partial consideration for the purchase.  $100,000 of the junior secured promissory note was due on May 31, 2012 and the balance was payable at the later of (i) June 25, 2012 or (ii) 30 days after production commenced from the Mustang Island Well, which was deemed to have occurred on August 29, 2012 when the well was connected to the main offshore pipeline of the Six Pigs Processing facility.  The Company paid $25,000 toward the principal of this note during the three months ended June 30, 2012 and paid an additional $200,000 in November 2012, resulting in a balance of $850,000 at December 31, 2012.  The note accrued interest at 11% per annum, was secured by a second lien mortgage on the properties acquired from Black Cat, and was subordinated to the bridge loan note described below.

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

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Bridge Loan Note

On March 6, 2012, the Company received proceeds of $250,000 under a secured bridge loan note.  The Company agreed to pay the note holder $277,500 by the maturity date of May 5, 2012 and issued a warrant to purchase 2,500 shares of common stock of the Company, exercisable at $75.00 per share and expiring March 6, 2017.  This note is currently in default. The bridge loan note was secured by a deed of trust on certain oil and gas properties acquired from Black Cat as described in Note 2 to these consolidated financial statements.  In the event of default, the note holder was entitled to 80% of the proceeds from the sale of production from the collateral property and the principal amount due under the note was to be increased by $27,500.  This note was not repaid by May 5, 2012 and was in default.  Accordingly, the principal amount of the note was increased by $27,500 to $305,000.  In June 2012, the noteholder sold a 50% interest in this note to an entity related to the noteholder.  As described in Note 5 to these consolidated financial statements, proceeds from an unsecured promissory note were used to reduce the balance by $100,000, resulting in a combined balance on the notes of $205,000.  During the period from July to December 2012, the noteholders sold the remaining principal balance of the notes to GEL ($75,000), Prolific ($40,000), and Magna ($90,000), all as disclosed in Note 5 to these consolidated financial statements.

Upon issuance, the Company determined the fair value of the warrants was $8,639 and recorded a corresponding discount to the note payable.  The Company also recorded $27,500 as the original issue discount on this note.  The total discount of $36,139 has been amortized over the sixty day term of the note.

On December 12, 2012, the Company and these noteholders entered into a Settlement Agreement and Mutual Release of Claims in order to settle any and all claims that may have existed between the parties.  In connection with this settlement agreement, the Company issued an unsecured promissory note in the amount of $40,000 to settle unpaid accrued interest, certain legal costs, and other unspecified amounts.  The note bears interest at 6% per annum and is due on or before June 12, 2013.  This note is currently in default. Additionally, the Company issued a warrant to acquire 20,000 shares of the Company’s common stock which expired on December 12, 2013.

What Happened LLC

On April 19, 2012, the Company issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from What Happened LLC.  Pursuant to a deed of trust, security agreement and financing statement covering as extracted collateral, the Company granted the investor a security interest in all of the Company’s prospective 6% working interest in the Alvey Lease.  The Company agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  The secured promissory note was not repaid by the due date and is in default.  Proceeds from the secured promissory note were used to pay an earnest money deposit in 2012 that was written off in 2013 when the purchase was not completed.

In lieu of repayment in cash, the investor has the option of converting the obligation represented by the secured promissory note into a 3.75% carried working interest in the Alvey Lease, which the investor was required to advise the Company of whether it intended to exercise such option on or prior to the maturity of the secured note.  Although the period for exercise of the option has expired, the Company and the investor have had discussions to extend the date to exercise such option to any time prior to repayment.  As disclosed in Note 5 to these consolidated financial statements, What Happened LLC has sold $87,500 of the secured promissory note to GEL and Prolific, leaving a balance of $37,500 which is also expected to be sold. During the year ended December 31, 2013, the Company received notices of conversion of notes totaling $15,925, which were converted into 1,000,000 shares of common stock, or a weighted-average conversion price of $0.016 per share.  The carrying amount of this note payable was $21,575 and $125,000 at December 31, 2013 and December 31, 2102, respectively. Upon completion of the sale of this note, the option will expire and the Company will retain the 3.75% carried working interest in settlement of the earning money deposit.

La Jolla Cove Investors, Inc.

The Company and La Jolla Cove Investors, Inc. (La Jolla) entered into a Securities Purchase Agreement (the SPA) dated as of April 30, 2012 (the Closing Date).  Pursuant to the SPA, the Company issued La Jolla a Convertible Debenture in the amount of $200,000 (the Convertible Debenture) and an Equity Investment Agreement (the Equity Investment Agreement – see note 9) in exchange for $100,000 in cash and a Secured Promissory Note (the Promissory Note) from La Jolla in the amount of $100,000 which is due on demand by the Company at any time after April 30, 2013.  La Jolla was required to prepay the Promissory Note on January 25, 2013 if certain conditions were met at that date.  However, the conditions were not met.

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

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

During the year ended December 31, 2013, the Company received notices of conversion from La Jolla of its Convertible Debenture totaling $8,560, which were converted into 2,157,575 shares of common stock, or a weighted-average conversion price of $0.004 per share.

Among the conditions that constitute an event of default is the situation where the average VWAP per share of the Company’s common stock for any period of three consecutive trading days during the term of the Convertible Debenture is less than $5.00 per share.  This condition initially occurred in early June 2012 and has continued through December 31, 2013.  On June 14, 2012, La Jolla notified the Company of the event of default and that it was accelerating the repayment of the Convertible Debenture (net of the $100,000 note receivable), repayment premium, and accrued interest in the aggregate amount of $120,586.  However, in July 2012, La Jolla withdrew its notification.  But, since an event of default has occurred, and has not been cured by the Company or the requirement has not been waived by La Jolla, the Convertible Debenture continues to be callable by La Jolla.  As such, the Convertible Debenture is classified among the current liabilities of the Company and is presented net of the $100,000 note receivable.

In connection with the issuance of the Convertible Debenture, Charles F. Volk, Jr., Anthony Mason and Samuel J. Butero issued a Secured Continuing Personal Guaranty pursuant to which they guaranteed the Company’s obligations under the Equity Investment Agreement and the Convertible Debenture, up to a total of $100,000.

The variable conversion price constitutes an embedded derivative under generally accepted accounting principles and is required to be valued at fair value.  The fair value of the embedded conversion feature has been recorded as a discount to the carrying amount of the Convertible Debenture.  The discount is being amortized over the period from the issuance date to the maturity date or to the conversion date, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $80,224 for the year ended December 31, 2013.  The carrying amount of this Convertible Debenture is $58,937 at December 31, 2013, representing the unconverted face amount of $184,500, less the unamortized discount of $25,003 and less the note receivable due from La Jolla in the amount of $100,000.  The carrying amount of this Convertible Debenture is $(12,727) at December 31, 2012, representing the unconverted face amount of $192,500, less the unamortized discount of $105,227 and less the note receivable due from La Jolla in the amount of $100,000.

Note 7 - Convertible Debentures and Related Warrants (In Default)

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 400 shares of the Company’s common stock.  The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $150.00 per share.  The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash.  The Company is in default under the convertible debentures because it has not made the interest payments that were due beginning July 1, 2011 and has not repaid the principal which matured on May 19, 2012.  As such, the Company is in default on all unpaid principal and total accrued interest of $1,123,110 as of December 31, 2013.  The default interest rate is 18% per annum.  Interest on the convertible debentures has been accrued at 18% in the accompanying consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment.  To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures.  Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures.  These rights include, among other things, the right to foreclose on the collateral if necessary.  The Company is currently working to resolve the default on these debentures.  Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC (see Note 6) and the convertible debentures. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records (See Notes 2 and 13)

The debentures contain price ratchet anti-dilution protection.  In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by the Company is adjusted pursuant to a make good provision.  The shares of common stock issuable upon conversion of the debentures are entitled to piggyback registration rights.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for as a valuation discount at its fair value.  Upon issuance, the Company recorded a corresponding discount to the convertible debentures.  During the year ended December 31, 2013 and 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the conversion price of the convertible debentures pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2013 and 2012, the reset conversion price of the debentures is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.  The conversion price of these debentures has been further adjusted subsequent to December 31, 2013 pursuant to the price ratchet anti-dilution protection provisions.  During the year ended December 31, 2013, a debenture holder sent the Company notices of conversion of $96,968 of convertible debentures and $36,532 of the accrued interest.  Pursuant to these notices, the Company issued 2,239,181 shares of common stock at a weighted average price of $0.06 per share.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

In connection with this placement of convertible debentures, the Company issued warrants to acquire 34,000 shares of the Company’s common stock to the debenture holders.  The warrants were originally exercisable for a period of five years at an exercise price of $150.00 per hare.  The warrants became exercisable on a cashless basis after issuance because there was not an effective registration statement registering for resale the shares issuable upon exercise of the warrants. The shares of common stock issuable upon exercise of the warrants are entitled to piggyback registration rights.  The warrants contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding discount to the convertible debentures which was amortized over the life of the notes.  During the years ended December 31, 2013 and 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.

The total discount to the debentures of $2,367,194 has been amortized over the one year term of the debentures using the effective interest method and was fully amortized as of December 31, 2012.   The carrying amount of the convertible debentures is $2,453,032 at December 31, 2013 and $2,550,000 at December 31, 2012, representing their unconverted face amount since the discount is now fully amortized.

In connection with this sale of convertible debentures and warrants, the Company 1) incurred a placement fee with its placement agent of $356,000, 2) issued five-year warrants to its placement agent to acquire 3,400 shares of common stock and 3) paid $50,000 for legal services in connection with the issuance of these convertible debentures and warrants.  The warrants issued to the placement agent were originally exercisable at $150.00 per share, may be exercised on a cashless basis, and contain price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision of the warrants is subject to derivative liability treatment and is required to be accounted for at its fair value.  Upon issuance, the Company determined the fair value of the warrants and recorded a corresponding charge to deferred financing costs.  During the year ended December 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2013 and 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.

Total deferred financing costs recorded for the issuance of convertible debentures was $531,688.  Deferred financing costs have been amortized over the one year term of the debentures using the effective interest method, and therefore, no further interest expense was recognized on the amortization of these costs during the year ended December 31, 2013.

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

Note 8 - Derivative Liabilities

Under the authoritative guidance of the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. All of the notes described in Notes 5, 6 and 7 that contain a reset provision or have a conversion price that is a percentage of the market price contain embedded conversion features which are considered derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The conversion feature of the Company’s Debentures (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

As of December 31, 2013 and 2012, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

	2013	2012
Conversion feature:
Risk-free interest rate	0.13%	0.24%
Expected Volatility	425%	249%
Expected life (in years)	.04 to .62	1.0
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	0.13%	0.80%
Expected Volatility	425%	233%
Expected life (in years)	1.6 to 3.6	3.1
Expected dividend yield	0%	0%

Fair Value
Conversion feature	$7,896,892	$7,768,138
Warrants	11,523	27,197
	$7,908,415	$7,795,335

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

At December 31, 2013 and December 31, 2012, the fair value of the aggregate derivative liability of the conversion features and warrants was $7,908,415 and $7,795,335, respectively. For the years ended December 31, 2013 and 2012, the Company recorded a change in fair value of the derivative liability of $971,995 and $4,344,508, respectively. During the years ended December 31, 2013 and 2012, we recognized additional derivative liabilities of $1,085,075 and $2,226,531, respectively, related to the issuances of convertible promissory notes payable and warrants as described under Note 5 and 6.

Note 9 – Preferred and Common Stock

Authorized shares

On April 17, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended to increase the Company’s authorized common stock from 500 million to 1.49 billion shares of common stock.  On May 8, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended again to increase the Company’s authorized common stock from 1.49 billion to 2.49 billion shares of common stock. On June 24, 2013, pursuant to an Action by Written Consent of the Stockholders of the Company, the Company’s certificate of incorporation was amended again to increase the Company’s authorized common stock from 2.49 billion to 6.49 billion shares of common stock.

Issuance of Series A Preferred Stock

On April 17, 2013, the board of directors authorized the Company to file a certificate of designation authorizing 1,000,000 shares of Series A Preferred Stock and authorized the sale and issuance of 1,000,000 shares of Series A Preferred Stock to Charles Volk, the Company’s chief executive officer. These shares were valued at $250,000 which includes a premium for the voting preference described below based on the Company's total market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the market value). On April 17, 2013, the certificate of designation was filed with the Secretary of State of Nevada.  Among the designations are that 1) one share of Series A Preferred Stock is convertible into one share of common stock and 2) each share of Series A Preferred Stock is entitled to 750 votes for each share of common stock.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Issuance of Common Stock for Services

On June 1, 2012, the Company issued 1,125 shares of common stock to a consulting firm and its owner as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $5,343, or $4.75 per share, the closing price of the common stock on the date the issuance was made.

On June 21, 2012, the Company issued 6,000 shares of common stock to a consulting firm as compensation for consulting services rendered to the Company.  For accounting purposes, this issuance has been recorded at $29,400, or $4.90 per share, the closing price of the common stock on the date the issuance was made.

On November 7, 2012, the Company entered into a consulting contract for investment advisory services.  The contract provided for the issuance of 10,000 shares of common stock to the consultant.  For accounting purposes, this issuance has been recorded at $47,500, or $4.75 per share, the closing price of the common stock on the date of the contract.

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

Issuance of Common Stock to Chief Executive Officer and Other Employees

On August 22, 2012, the Company issued 1,000 shares of common stock to an employee as bonus compensation for services rendered.  For accounting purposes, this issuance has been recorded at $3,800, or $3.80 per share, the closing price of the common stock on the date the issuance was made.

On June 6, 2012, the Board of Directors authorized the issuance of common stock to certain officers and directors in satisfaction for monies owed to them.  Pursuant to this authorization, the Company issued 18,889 shares of common stock to five individuals.  The stock was valued at $42,500, or $2.25 per share, the amounts stated in the Board resolution.

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

Issuance of Common Stock and Warrants for Cash

On October 23, 2012, the Company entered into a Unit Purchase Agreement with a trust and sold 10,000 shares of common stock and issued warrants to purchase 10,000 shares of common stock at $5.00 per share.  Proceeds from the sale were $20,000, which were allocated $10,206 to the common stock and $9,794 to the warrants based on their relative fair values.  The warrants expire in October 2015.

During 2013 the Company entered into various common stock and warrant purchase agreements and sold 641,600 shares of common stock at prices ranging from $0.025 per share to $0.87 per share, and issued warrants to purchase 600,000 shares of common stock.  Proceeds from the sale were $91,000. The warrants are exercisable at prices ranging from $.025 to $2.50 per share and expire in various dates through 2016.

Equity Investment Agreement

Pursuant to the Equity Investment Agreement as described in Note 6, La Jolla, has the right from time to time during the term of the agreement to purchase up to $2,000,000 of the Company’s Common Stock in accordance with the terms of the agreement.  Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $10.00 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

During the year ended December 31, 2013, the Company also received notices of purchase from La Jolla under the Equity Investment Agreement totaling $80,830, pursuant to which the Company issued 206,887 shares of common stock at a weighted average price of $0.391 per share.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

A summary of stock option and compensation-based warrant activity for the years ended December 31, 2013 and 2012 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2011	36,100	$106.50	6.1	$-
Granted or issued	40,900	15.00
Expired or forfeited	(2,700)	75.00
Outstanding at December 31, 2012	74,300	40.50	2.9	$7,910
Granted or issued	38,000	3.50
Expired or forfeited	(20,000)	5.00
Outstanding at December 31, 2013	92,300	$33.52	2.9	$-

Exercisable at December 31, 2013	92,300	$33.52	2.9	$-

During the year ended December 31, 2013, the Company granted options and issued compensation-based warrants to certain consultants and individuals to acquire an aggregate of 38,000 shares of common stock at exercise prices ranging from $2.50 to $5.00 per share.  All of these options and compensation-based warrants vested immediately.

During the year ended December 31, 2012, the Company granted options and issued compensation-based warrants to certain consultants to acquire an aggregate of 59,000 shares of common stock at exercise prices ranging from $7.50 to $12.50 per share.  Of these options and compensation-based warrants, 47,000 vested immediately and 12,000 vest over twelve months.

The fair value of these stock options and compensation-based warrants was estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the year ended December 31, 2013 was $1.01 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the year ended December 31, 2013 were risk-free interest rate of 0.27%, volatility of 425%, expected life of 2.0 years, and dividend yield of zero.  The weighted-average fair value of the stock options granted and compensation based warrants issued during the year ended December 31, 2012 was $1.41 per share.  The weighted-average assumptions used for the options granted and compensation-based warrants issued during the year ended December 31, 2012 were risk-free interest rate of 0.31%, volatility of 219%, expected life of 2.0 years, and dividend yield of zero.

For the years ended December 31, 2013 and 2012, the Company reported compensation expense related to stock options, compensation-based warrants, and stock awards of $64,014 and $115,054, respectively.  As of December 31, 2013, there was no unrecognized compensation cost related to stock options and compensation-based warrants that will be recognized in future periods.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Other Stock Warrants

A summary of other stock warrant activity for the years ended December 31, 2013 and 2012 is presented below:

		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2011	46,194	$162.00	3.9	$-
Granted or issued	21,100	30.00
Expired or forfeited	-	-
Outstanding at December 31, 2012	67,294	37.00	3.3	$21,261
Granted or issued	2,350,000	0.10
Expired or forfeited	(7,924)	225.00
Outstanding at December 31, 2013	2,409,370	$0.38	2.4	$-

Exercisable at December 31, 2013	2,409,370	$0.38	2.4	$-

As discussed more fully in Note 7 to these consolidated financial statements, the Company issued warrants to purchase 34,630 shares of common stock at $150.00 per share principally during May 2011 in connection with the issuance of convertible debentures, plus the Company issued compensation-based warrants in September 2011 to purchase 14,000 shares of common stock at $90.00 per share that contain price ratchet anti-dilution protection.  During the year ended December 31, 2013 and during the year ended December 31, 2012, the conversion of certain unsecured convertible promissory notes and related issuance of common stock triggered the reset of the exercise price of these warrants pursuant to the price ratchet anti-dilution protection provisions of these agreements.  As of December 31, 2013 and December 31, 2012, the reset exercise price of the warrants is $0.014 and $0.44 per share, respectively, based on the lowest of the conversion prices.

NOTE 11 – RELATED-PARTY AND OTHER TRANSACTIONS

Payable to Related Parties

Warren Rothouse was appointed to be a director of the Company in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety).  Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provided for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock.  The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.  On February 27, 2013, the Company amended the November 7, 2012 agreement.  Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $227,000 for the year ended December 31, 2013, of which $113,300 remained outstanding and included on the Company’s Accounts payable balance as of the year then ended.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share.  Compensation earned by Mr. Pinkman under the consulting agreement was $17,121 for the year ended December 31, 2013, of which approximately $7,000 remained outstanding and included on the Company’s Accounts payable balance as of the year then ended.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 12 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.  The significant components of net deferred tax assets and liabilities were as follows at December 31, 2013 and 2012:

	2013	2012

Operating loss carry forwards	$4,849,254	$3,950,488
Oil and gas properties	1,000,179	962,227
Accrued compensation	197,069	272,415
Stock-based compensation	261,572	239,807
Property and equipment	152	237
Valuation allowance	(6,308,226)	(5,425,174)

Net Deferred Tax Asset	$-	$-

The valuation allowance increased by $883,052 and $1,523,908 for the years ended December 31, 2013 and 2012, respectively.

The following is a reconciliation of the income tax benefit computed at the statutory federal rate of 34% to income tax expense included in the accompanying financial statements for the years ended December 31, 2013 and 2012:

	2013	2012

Income tax benefit at statutory rate	$(1,061,568)	$(4,506,732)
Share-based compensation	6,848	50,499

Interest expense – Ironridge Global IV, Ltd.	-	202,278
Amortization of discount on convertible debt and other notes	499,295	1,243,834
Change in fair value of derivative liabilities	(330,465)	1,477,133
Other non-deductible expenses and adjustments	2,808	9,080
Change in valuation allowance	883,082	1,523,908
Income Tax Expense	$-	$-

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be recorded.

As of December 31, 2013, the Company has operating loss carryforwards of approximately $10.5 million.  The operating losses expire, if not used, from 2025 through 2033.  The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the states of Texas and California.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2009.  During the years ended December 31, 2013 and 2012, the Company did not recognize interest and penalties.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Note 13 - Subsequent Events

Subsequent to December 31, 2013 the Company issued four convertible debentures to investors totaling $99,000. The convertible promissory notes bear interest at 8% per annum.  The principal and unpaid accrued interest are generally due approximately nine months after the issuance date.  In general, the notes are convertible until maturity at a variable conversion price equal to 50% of the average of the lowest three closing bid prices from the ten trading days prior to the date of the conversion notice.

Subsequent to December 31, 2013 the Company issued 40,097,839 shares of common stock as a result of the conversion of $28,900 of principal and $1,300 of accrued interest.

On March 17, 2014, the Company purchased oil and gas leases located in Montgomery, Labette and Wilson counties, Kansas. The purchase price for these oil and gas leases was $50,000 plus 35,000,000 shares of the Company’s common stock valued at $87,500.

On May 6, 2011, the Company acquired certain assets from Montecito (see Notes 2, 6, and 7).   The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana.  Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock.  The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs.  No drilling or production has commenced as of December 31, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool. In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described above.  Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled and the operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations extinguished include a secured notes payable in the amount of $500,000 (see Note 6) and convertible debentures of approximately $2,450,000 (see Note7). However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred as of April 15, 2014. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests into the public records. The Company believes the conveyances will occur and that the matter has been settled. Below is an unaudited pro forma balance sheet that shows the impact of this settlement on the Company’s December 31, 2013 balance sheet as if the settlement had occurred on December 31, 2013:

	As filed	Adjustments		Proforma
ASSETS				(Unaudited)
Current Assets:
Cash and cash equivalents	$166	$		$166
Total Current Assets	166			166

Property and Equipment, net of accumulated depreciation	10,123			10,123
Oil and gas properties	5,698,563		(5,698,563)	-
Other assets	14,610			14,610

Total Assets	$5,723,462		$(5,698,563)	$24,899

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$863,702	$		$863,702
Accrued liabilities	1,782,985		(1,242,699)	540,286
Payable to Ironridge Global IV, Ltd.	241,046			241,046
Payable to former officer	115,000			115,000
Unsecured convertible promissory notes payable, net of discount, in default	929,964			929,964
Secured notes payable, net of discount, in default	620,512		(500,000)	120,512
Convertible debentures in default	2,453,032		(2,453,032)	-
Derivative liabilities	7,908,415		(5,466,805)	2,441,610
Total Current Liabilities	14,914,656		(9,662,536)	5,252,120

Long-Term Liabilities
Long-term asset retirement obligation	37,288		(37,288)	-

Total Liabilities	14,951,944		(9,699,824)	5,252,120

Stockholders' Deficiency:
Series A convertible preferred stock	1,000			1,000
Common stock	47,476			47,476
Additional paid-in capital	26,235,670			26,235,670
Deficit accumulated during the exploration stage	(35,512,628)		4,001,261	(31,511,367)
Total Stockholders' Deficiency	(9,228,482)		4,001,261	(5,264,509)

Total Liabilities and Stockholders' Deficiency	$5,723,462		$(5,698,563)	$24,899

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the period of this Annual Report and for the two years prior to this Report, there were no changes in or disagreements with our accountants except as disclosed below.

Resignation of Hansen, Barnett and Maxwell

Effective September 3, 2013, Hansen, Barnett and Maxwell (“HBM”) resigned as the independent registered public accounting firm of the Company.  HBM’s reports on the financial statements for the fiscal years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern as a result of the Company’s continuing losses and need of operating capital. The Company has authorized HBM to respond fully to the inquiries of the successor accountant

During the registrant’s two most recent fiscal terms and the period through September 3, 2013, there were no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring during the registrant’s two most recent fiscal terms and the period through September 3, 2013.

Engagement of Weinberg & Company

On September 18, 2013, the registrant engaged Weinberg & Company as its new independent registered public accounting firm beginning with the quarterly period ended June 30, 2013 and for our fiscal year ended December 31, 2013. The change in our independent registered public accounting firm was approved by the Audit Committee of the board of directors of the Company. During the two most recent fiscal years and through September 18, 2013, neither we nor anyone on our behalf consulted with Weinberg & Company regarding any of the following:

(i) The application of accounting principles to a specific transaction, either completed or proposed;

(ii) the type of audit opinion that might be rendered on our financial statements by Weinberg & Company in either case where written or oral advice provided by Weinberg & Company would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or

(iii) any matter that was subject of a disagreement between us and our former auditor, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 213 for the reasons discussed above.

This annual report does not include an attestation report by Weinberg & Company, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  Other Information

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 9, 2014 are set forth below:

Name	Age	Title
Charles F. Volk, Jr.	54	Chief Executive Officer and President, Chairman of the Board of Directors
Warren Rothouse	52	Director
David Pinkman	57	Director

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

Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, we have secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all information concerning the compensation received for the fiscal years ended December 31, 2013 and 2012 for services rendered to us by persons who served as our principal executive officer our two most highly compensated executive officers (other than the principal executive officer) who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the smaller reporting company at the end of the last completed fiscal year. Aside from the salary amounts as described below, none of our officers are entitled to any additional compensation. No amounts have been paid or accrued to any named executive officer pursuant to a plan or arrangement in connection with any termination or change of control.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($) (4)	Bonus Paid or Accrued ($)	Stock Awards ($)		All Other Compensation ($) (5)	Total ($)
Charles Volk (1)	2013	$240,000	$0	$200,000	(7)	$9,380	$449,380
Chairman, Chief Executive Officer, President and Director	2012	$240,000	$13,884	$70,000	(6)	$9,380	$333,264

Anthony Mason (2) Chief Executive Officer,	2013	$0	$0	$0		$0	$0
President and Director	2012	$163,333	$0	$0		$0	$163,333

Tomer Tal (3) Secretary	2013	$0	$0	$0		$0	$0
	2013	$0	$0	$0		$0	$0

(1)	Mr. Volk was appointed Chairman of the Board, President and Chief Executive Officer on March 17, 2010, resigned as President and Chief Executive Officer on April 26, 2012 and was re-appointed President and Chief Executive Officer on January 31, 2013.

(2)	Mr. Mason was appointed President and Chief Executive Officer on April 26, 2012, appointed to the Board on October 12, 2012 and resigned such positions on January 31, 2013.

(3)	Tomer Tal was appointed as Secretary on October 2012. Effective April 11, 2013, Tomer Tal resigned for personal reasons, effective immediately, as Secretary of the Company. In submitting his resignation, Mr. Tal did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

(4)	This column represents the aggregate amounts accrued under the named executive officer’s employment contract. Of the amounts accrued for Mr. Volk, he received payments of $197,420 and $218,755 during the years ended December 31, 2012 and 2011, respectively. Of the amounts accrued for Mr. Mason, he received payment of $71,000 during the year ended December 31, 2012. Of the amounts accrued for Mr. Burden, he received payment of $4,500 during the year ended December 31, 2012. The balance of Mr. Volk’s, Mr. Mason’s and Mr. Burden’s accrued compensation is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2012.

(5)	On May 10, 2011, the Board of Directors authorized Mr. Volk to join clubs in furtherance of the interests of the Company. Club dues paid were $9,380 and $7,791 for the years ended December 31, 2013 and 2012, respectively.

(6)	This represents the issuance date fair value of 20,000 shares issued to Mr. Volk or his designees pursuant to a Change of Control and Recapitalization Agreement, originally entered into on March 17, 2010.

(7)	This represents the issuance date fair value of 1,000,000 shares of Series A Preferred Stock issued to Mr. Volk on April 10, 2013.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

None.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Charles F. Volk, Jr.	5/18/2010	6,000	0	120.00	5/17/2020

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2013, about the shares of our common stock that may be issued upon the exercise of options granted to employees under the 2010 Stock Option Plan, which was approved by the Board of Directors and shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,600	$126.00	22,400
Equity compensation plans not approved by security holders	-	-	-
Total	17,600	$126.00	22,400

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

As additional compensation, the agreement provided for us to recommend to the administrative committee that Mr. Volk be granted options to acquire 6,000 shares of our common stock. On May 18, 2010, our Board of Directors approved the grant of options to acquire a total of 300,000 shares of common stock at an exercise price of $120.00 per share. The options have a term of ten years and vested upon the grant date. However, these options were subject to the approval of the shareholders of both reverse common stock splits and the approval of the 2010 Stock Option Plan, which approvals were received on June 29, 2010.

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

Pursuant to the Amendment, the term of the employment agreement was extended January 31, 2014 and the initial base salary under the employment agreement shall be increased when the Company achieves production of certain barrel of oil equivalent per day (“BOEPD”) as follows:

Base Salary (per annum)	BOEPD

$300,000	500
$420,000	2,000
$540,000	4,000

Furthermore, upon the Company achieving 500 BOEPD, Mr. Volk shall be entitled to use of a Company-leased Jaguar XJ or other comparable lease.  In addition, Mr. Volk shall also receive health insurance paid for by the Company.

Director Agreements

We entered into a one year consulting agreement with Mr. Pinkman on February 1, 2013 under which Mr. Pinkman provides us with specific expertise relating to our oil and gas projects, specifically the VM 179 oil prospect.  In addition, the agreement required Mr. Pinkman as to join our Board of Directors.  For those services listed above, we pay Mr. Pinkman a fee of $8,333.33 per month, granted Mr. Pinkman 20,000 shares of common stock and issued him a 5 year warrant to purchase 20,000 shares of common stock at an exercise price of $2.50 per share.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2013 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Warren Rothouse (1)	$0	$0
David Pinkman (2)	$0	$0
Total:	$0	$0

(1)	Mr. Rothouse was appointed a director on October 12, 2012.

(2)	Mr. Pinkman was appointed a director on January 31, 2013.

(3)	Mr. Rothouse was appointed a director on October 12, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 10, 2014 for: (i) each of our directors; (ii) each of our executive officers: (iii) all of our directors and executive officers as a group; and (iv) all persons, to our knowledge, are the beneficial owners of more than five percent (5%) of the outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Worthington Energy, Inc., 145 Corte Madera Town Center #138, Corte Madera, California 94925.

Name of Owner	Title of Class	Number of Shares Beneficially Owned (1)		Percentage of Outstanding Shares of Common Stock (2)	Percentage of Voting Rights

Charles F. Volk, Jr.	Common Stock	2,387,112	(4)	0.82%	72.42%

Warren Rothouse	Common Stock	0		0%	0%

David Pinkman	Common Stock	20,000		*	*

Offers and Directors as a Group (3 persons)	Common Stock	2,407,112		0.82%	72.42%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based on 258,922,616 shares of the Company’s common stock issued and outstanding as of April 10, 2014.
(3)	Mr. Volk beneficially owns 1,131,112 shares, which includes: (i) 2,000 shares of common stock held by Mr. Volk; (ii) 129,112 shares of common stock owned by the Charles Volk Revocable Family Trust, of which Mr. Volk is the Trustee and has investment and voting control over the shares held by the trust; (iii) options to acquire 6,000 shares of common stock; (iv) warrants ot purchase 1,250,000 shares of common stock and (v) 1,000,000 shares issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock owned by Mr. Volk. Charles Volk, as the Trustee of the Charles Volk Revocable Family Trust has investment and voting control over the shares held by the trust.

* Denotes less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Warren Rothouse was appointed to be a director in October 2012.  Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (“Surety”).  Surety has provided us with investor relations services in recent years.  On November 7, 2012, we entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014.  The agreement provides for monthly payments of $6,500 for Surety’s services.  In addition, Surety was issued 10,000 shares of our restricted common stock and warrants to purchase 15,000 shares of our common stock.  The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis.  The term of the warrants is three years.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company.  On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman.  The term of the agreement is for twelve months and provides for monthly compensation of $8,330.  As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share.  Compensation earned by Mr. Pinkman under the consulting agreement was $17,121 for the year ended December 31, 2013

Issuance of Series A Preferred Stock

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

Convertible Promissory Notes

On June 4, 2013, the Company issued an unsecured convertible promissory notes to Charles Volk, the Company’s President and CEO).  The convertible promissory bear at 10% per annum and contains a $25,000 original issue discount. The convertible note was issued in exchange for $100,000 of accrued compensation due to Volk. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.     The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Volk a warrant to purchase 1,250,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $37,116 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $236,823 for the year ended December 31, 2013.  The carrying amount of this convertible promissory note was $71,404 at December 31, 2013, representing their unconverted face amount of $125,000 less the unamortized discount of $53,596.

On September 4, 2013, the Company issued an unsecured convertible promissory notes to Tomer Tal (“Tal”).  The convertible promissory bear at 10% per annum and contains a $10,000 original issue discount. The convertible note was issued in exchange for $40,000 of accounts payable due to Tal. The principal and unpaid accrued interest due one year after the issuance date.  The notes are convertible at a variable conversion price equal to 50% of the current market price of the Company’s common stock. In addition, the conversion price also included an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the convertible promissory note. The Company determined that the variable conversion price and the anti-dilution reset provision caused the conversion feature to be bifurcated from the convertible promissory notes, and are required to be recorded as a liability and valued at fair value.  The fair value of these embedded conversion features and the original issue discount are recorded as discounts to the carrying amount of the convertible promissory note.  In addition to the issuance of the convertible note, in the same transaction, the Company issued to Tal a warrant to purchase 500,000 shares of the Company’s common stock at $0.05 per share. The fair value of the warrant at the date of issuance was $14,846 and is considered a discount to the note. The fair value was calculated using the Black-Scholes model with the following assumptions: volatility - 307%; terms – 3 years; dividend yield – 0% and risk free interest rate – 0.14%. In the event the discount to the note exceed the face amount of the note, the excess is amortized immediately as interest expense.  The remaining discounts are amortized over the period from the issuance dates to the maturity dates or to the conversion dates, whichever is earlier.  The Company recognized interest expense from the amortization of the discounts in the amount of $103,063 for the year ended December 31, 2013.  The carrying amount of this convertible promissory note was $36,895 at December 31, 2013, representing their unconverted face amount of $50,000 less the unamortized discount of $13,105.

Item 14. Principal Accountant Fees and Services.

	Fiscal year ended December 31,
	2013	2012
Audit fees	$110,000	$82,900
Audit-related fees	$—	$—
Tax fees	$—	$9,000
All other fees	$—	$—

Audit Fees

We were billed $110,000 for professional services rendered for the audit and reviews of our 2013 annual and interim financial statements.  We were billed $82,900 for professional services rendered for the audit and reviews of our 2012 annual and interim financial statements.

Audit Related Fees

For our fiscal years ended December 31, 213 and 2012, we did not incur any audit related fees.

Tax Fees

During our fiscal years ended December 31, 2013 and 2012, we were billed $0 and $9,000 respectively, for professional services rendered for tax compliance.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.04	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Quarterly Report of Form 10-Q filed on August 23, 2010, SEC File No. 000-52590.
3.05	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2012.
3.06	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on November 1, 2012.
3.07	Certificate of Amendment of Articles of Incorporation dated April 18, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
3.08	Certificate of Amendment of Articles of Incorporation dated May 8, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
3.09	Certificate of Designations of Series A Preferred Stock dated April 17, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.

4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.01	Employment Agreement between the Company and Charles F. Volk, Jr.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.02	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.03	Asset Sale Agreement, dated as of March 28, 2011, by and between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
10.04	First Addendum to Asset Sale Agreement dated April 7, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 11, 2011.
10.05	Agreement of Merger dated April 29, 2011, between Paxton Energy, Inc., PaxAcq Inc., Virgin Oil Company, Inc., and Virgin Offshore U.S.A., Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2011.
10.06	Form of Subscription Agreement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.07	Form of Convertible Secured Debenture, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.08	Form of Warrant, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.09	Form of Mortgage, Assignment, Security Agreement and Financing Statement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.10	Second Addendum to Asset Sale Agreement dated May 2, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.11	Form of Subordinated Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.12	Form of Assignment and Assumption Agreement.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.13	Employment Agreement, dated June 15, 2011, by and between Paxton Energy, Inc. and Robert Fulton Smith, Jr.	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2011.
10.14	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.15	Form of Convertible Promissory Note, issued February 7, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.16	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.17	Form of Convertible Promissory Note, issued April 5, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.18	Amended and Restated 2010 Incentive Stock Option Plan	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.

10.19	Securities Purchase Agreement, dated as of August 12, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.20	Form of Convertible Promissory Note, issued August 12, 2011	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.21	Form of Asset Sale Agreement, dated as of October 25, 2011, by and between Paxton Energy, Inc. and Black Sands Energy, LLC	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.22	Convertible Redeemable Secured Note, dated August 10, 2011, issued by Paxton Energy, Inc. to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2011.
10.23	Purchase and Sale Agreement dated November 14, 2011, between Paxton Energy, Inc. and Black Cat Exploration & Production, LLC	Incorporated by reference to the amended Current Report on Form 8-K/A filed on November 22, 2011.
10.24	Securities Purchase Agreement, dated as of November 14, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.25	Form of Convertible Promissory Note, issued November 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.26	Subscription Agreement, dated as of November 21, 2011, by and between Paxton Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.27	Form of Convertible Promissory Note, issued November 21, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.28	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and Luis Urroz	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.29	Form of Convertible Promissory Note, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.30	Form of Common Stock Purchase Warrant, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.31	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.32	First Amendment to Subscription Agreement, dated as of December 23, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.33	Form of Convertible Promissory Note, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.34	Form of Common Stock Purchase Warrant, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.35	Securities Purchase Agreement, dated as of December 20, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.36	Form of Convertible Promissory Note, issued December 20, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.37	Form of Subscription Agreement, dated as of December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.

10.38	Form of Convertible Promissory Note, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.39	Form of Common Stock Purchase Warrant, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.40	Form of Subscription Agreement	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.41	Form of Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.42	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.43	First Amendment to Purchase and Sale Agreement, dated as of March 5, 2012 by and between Worthington Energy, Inc. and Black Cat Exploration & Production LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.44	Convertible Note, dated August 10, 2011, issued to GEL Properties, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.45	Form of Deed of Trust, Security Agreement and Financing Statement Covering as Extracted Collateral, dated March 6, 2012 by PaxAcq, Inc. in favor of Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.46	Form of Secured Promissory Note, issued March 6, 2012 to Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.47	Form of Common Stock Purchase Warrant, issued March 9, 2012 to Anna Rancher	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.48	Form of Subscription Agreement, dated as of March 14, 2012 by and between Worthington Energy, Inc. and Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.49	Form of Convertible Promissory Note, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.50	Form of Common Stock Purchase Warrant, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.51	Form of Subscription Agreement, dated as of March 26, 2012 by and between Worthington Energy, Inc. and New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.52	Form of Convertible Promissory Note, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.53	Form of Common Stock Purchase Warrant, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.54	Form of Subscription Agreement, dated as of March 2, 2012, by and between Worthington Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.55	Form of Convertible Promissory Note, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.

10.56	Form of Common Stock Purchase Warrant, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.57	Securities Purchase Agreement, dated as of March 5, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.58	Form of Convertible Promissory Note, issued March 5, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.59	Purchase and Sale Agreement, between Worthington Energy, Inc. and D Bar Leasing Inc., dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.60	Employment Agreement, between Worthington Energy, Inc. and Anthony Mason, dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.61	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.62	Form of Convertible Promissory Note, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.63	Form of Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.64	Securities Purchase Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.65	Form of 4 3/4 % Secured Convertible Debenture, issued April 30, 2012 to La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.66	Equity Investment Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.67	Secured Continuing Personal Guaranty, dated April 30, 2012, issued by Charles F. Volk, Jr. Anthony Mason and Samuel J. Butero in favor of La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.68	Amendment to Employment Agreement, dated April 26, 2012, by and between Worthington Energy, Inc. and Charles Volk	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.69	Securities Purchase Agreement, dated as of May 14, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.70	Form of Convertible Promissory Note, issued May 14, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.71	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.72	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.73	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.

10.74	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.75	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.76	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.77	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.78	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.79	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.80	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.81	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.82	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.83	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.84	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.85	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.86	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.87	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.88	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.89	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.90	Form of $50,000 Convertible Redeemable Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.91	Form of $50,000 Convertible Redeemable Secured Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.

10.92	Form of $50,000 Secured Promissory Note, issued September 5, 2012 by GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.93	Securities Purchase Agreement, dated as of September 13, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.94	Form of Convertible Promissory Note, issued September 13, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.95	Form of Convertible Promissory Note, issued September 27, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.96	Form of Subscription Agreement, by and between Worthington Energy, Inc. and Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.97	Form of Promissory Note, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.98	Form of Common Stock Purchase Warrant, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.99	Settlement Agreement and Mutual Release of Claims, dated January 25, 2013, by and among Worthington Energy, Inc., Black Cat Exploration & Productions, LLC and Anthony Mason.	Incorporated by reference to the Current Report on Form 8-K filed on February 7, 2013.
10.100	Consulting Agreement between Worthington Energy, Inc. and David Pinkman dated February 1, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.101	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Al Kau dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.102	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Aaron Shrira dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.103	Form of Warrant to purchase 2,500,000 shares issued to Al Kau.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.104	Form of Warrant to purchase 2,500,000 shares issued to Aaron Shrira.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.105	Securities Purchase Agreement, dated as of February 27, 2013, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.106	Form of Convertible Promissory Note issued February 27, 2013 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.107	Form of Convertible Promissory Note issued February 28, 2013 to the Prolific Group, LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.108	Securities Purchase Agreement, dated as of October 19, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.109	Form of Convertible Promissory Note, issued October 19, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.

10.110	Securities Purchase Agreement, dated as of November 26, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.111	Form of Convertible Promissory Note, issued November 26, 2012 to Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.112	Securities Purchase Agreement, dated as of December 17, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.113	Form of Convertible Promissory Note, issued December 17, 2012 to Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.114	Form of Amended Secured Promissory Note, issued to GEL Properties, LLC on August 9, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.115	Form of Promissory Note, issued to Prolific Group, LLC on November 26, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.116	Form of Promissory Note, issued to Magna Group, LLC on December 11, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.117	Series A Preferred Stock Purchase Agreement dated April 17, 2013 between Charles Volk and the Company	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
14.01	Code of Ethics	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
23.01	Consent of James F. Hubbard Consultant	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.01	Reserve Report of James F. Hubbard Consultant	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
99.02	Resignation Letter from Tomer Tal	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
101 INS	XBRL Instance Document	Filed herewith.
101 SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101 CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101 LAB	XBRL Taxonomy Labels Linkbase Document	Filed herewith.
101 PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: April 15, 2014	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr.
Chief Executive Officer (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES F. VOLK, JR.	Director	April 15, 2014
Charles F. Volk, Jr.

/s/ WARREN ROTHOUSE	Director	April 15, 2014
Warren Rothouse

/s/ DAVID PINKMAN	Director	April 15, 2014
David Pinkman

