Form 10-K/A
period 2013-12-31
WORTHINGTON ENERGY, INC.
filed 2014-04-30
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, based on the closing sales price of the common stock as quoted on the OTC Bulletin Board was $274,038.51. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 9, 2014, there were 258,922,616 shares of registrant’s common stock outstanding.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Worthington Energy, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Original Form 10-K”) originally filed on April 16, 2014 with the U.S. Securities and Exchange Commission (the “Commission”). We are filing this Amendment No. 1 for the purpose of correcting: (i) the date on the cover page in order to indicate the number of shares outstanding of the Company’s common stock as of April 9, 2014; and (ii) the aggregate market value of the voting common equity held by non-affiliates as of Company’s most recently completed second fiscal quarter.

This Amendment No. 1 speaks as of the original filing date and, except for the changes effected by this Amendment No. 1, no modification or update is otherwise made to any other disclosures or exhibits to the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits	1

	Signatures	2

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

3.01	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.02	Amended and Restated Articles of Incorporation of Paxton Energy, Inc.	Incorporated by reference to the Registration Statement on Form SB-2/A (Amendment No. 1) filed on December 21, 2006, SEC File No. 333-136199.
3.03	Bylaws of Paxton Energy, Inc. (as amended and restated October 1, 2005)	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
3.04	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Quarterly Report of Form 10-Q filed on August 23, 2010, SEC File No. 000-52590.
3.05	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on February 8, 2012.
3.06	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on November 1, 2012.
3.07	Certificate of Amendment of Articles of Incorporation dated April 18, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
3.08	Certificate of Amendment of Articles of Incorporation dated May 8, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
3.09	Certificate of Designations of Series A Preferred Stock dated April 17, 2013	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
4.01	Specimen stock certificate	Incorporated by reference to the Registration Statement on Form SB-2 filed on August 1, 2006, SEC File No. 333-136199.
10.01	Employment Agreement between the Company and Charles F. Volk, Jr.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.02	2010 Stock Option Plan adopted by shareholders at Special Meeting held June 29, 2010.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 23, 2010.
10.03	Asset Sale Agreement, dated as of March 28, 2011, by and between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
10.04	First Addendum to Asset Sale Agreement dated April 7, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 11, 2011.
10.05	Agreement of Merger dated April 29, 2011, between Paxton Energy, Inc., PaxAcq Inc., Virgin Oil Company, Inc., and Virgin Offshore U.S.A., Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 2, 2011.
10.06	Form of Subscription Agreement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.07	Form of Convertible Secured Debenture, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.08	Form of Warrant, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.09	Form of Mortgage, Assignment, Security Agreement and Financing Statement, dated May 5, 2011	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2011.
10.10	Second Addendum to Asset Sale Agreement dated May 2, 2011, between Montecito Offshore, L.L.C. and Paxton Energy, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.11	Form of Subordinated Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.12	Form of Assignment and Assumption Agreement.	Incorporated by reference to the Current Report on Form 8-K filed on May 12, 2011.
10.13	Employment Agreement, dated June 15, 2011, by and between Paxton Energy, Inc. and Robert Fulton Smith, Jr.	Incorporated by reference to the Current Report on Form 8-K filed on July 1, 2011.
10.14	Securities Purchase Agreement, dated as of February 7, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.15	Form of Convertible Promissory Note, issued February 7, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.

10.16	Securities Purchase Agreement, dated as of April 5, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.17	Form of Convertible Promissory Note, issued April 5, 2011	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.
10.19	Securities Purchase Agreement, dated as of August 12, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.20	Form of Convertible Promissory Note, issued August 12, 2011	Incorporated by reference to the Current Report on Form 8-K filed on August 24, 2011.
10.21	Form of Asset Sale Agreement, dated as of October 25, 2011, by and between Paxton Energy, Inc. and Black Sands Energy, LLC	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.22	Convertible Redeemable Secured Note, dated August 10, 2011, issued by Paxton Energy, Inc. to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 14, 2011.
10.23	Purchase and Sale Agreement dated November 14, 2011, between Paxton Energy, Inc. and Black Cat Exploration & Production, LLC	Incorporated by reference to the amended Current Report on Form 8-K/A filed on November 22, 2011.
10.24	Securities Purchase Agreement, dated as of November 14, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.25	Form of Convertible Promissory Note, issued November 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.26	Subscription Agreement, dated as of November 21, 2011, by and between Paxton Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.27	Form of Convertible Promissory Note, issued November 21, 2011	Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2011.
10.28	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and Luis Urroz	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.29	Form of Convertible Promissory Note, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.30	Form of Common Stock Purchase Warrant, issued December 19, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.31	Subscription Agreement, dated as of December 19, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.32	First Amendment to Subscription Agreement, dated as of December 23, 2011, by and between Paxton Energy, Inc. and John Reed	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.33	Form of Convertible Promissory Note, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.34	Form of Common Stock Purchase Warrant, issued December 23, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.35	Securities Purchase Agreement, dated as of December 20, 2011, by and between Paxton Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.36	Form of Convertible Promissory Note, issued December 20, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 11, 2012.
10.37	Form of Subscription Agreement, dated as of December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.38	Form of Convertible Promissory Note, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.39	Form of Common Stock Purchase Warrant, issued December 1, 2011	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.40	Form of Subscription Agreement	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.41	Form of Convertible Promissory Note	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.42	Form of Common Stock Purchase Warrant	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.43	First Amendment to Purchase and Sale Agreement, dated as of March 5, 2012 by and between Worthington Energy, Inc. and Black Cat Exploration & Production LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 14, 2012.
10.44	Convertible Note, dated August 10, 2011, issued to GEL Properties, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.45	Form of Deed of Trust, Security Agreement and Financing Statement Covering as Extracted Collateral, dated March 6, 2012 by PaxAcq, Inc. in favor of Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.46	Form of Secured Promissory Note, issued March 6, 2012 to Sanjay Kapoor	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.47	Form of Common Stock Purchase Warrant, issued March 9, 2012 to Anna Rancher	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.

10.48	Form of Subscription Agreement, dated as of March 14, 2012 by and between Worthington Energy, Inc. and Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.49	Form of Convertible Promissory Note, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.50	Form of Common Stock Purchase Warrant, issued March 14, 2012 to Sean Whalen	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.51	Form of Subscription Agreement, dated as of March 26, 2012 by and between Worthington Energy, Inc. and New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.52	Form of Convertible Promissory Note, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.53	Form of Common Stock Purchase Warrant, issued March 26, 2012 to New Rock Capital, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2012.
10.54	Form of Subscription Agreement, dated as of March 2, 2012, by and between Worthington Energy, Inc. and What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.55	Form of Convertible Promissory Note, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.56	Form of Common Stock Purchase Warrant, issued March 2, 2012 to What Happened LLC	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.57	Securities Purchase Agreement, dated as of March 5, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.58	Form of Convertible Promissory Note, issued March 5, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.59	Purchase and Sale Agreement, between Worthington Energy, Inc. and D Bar Leasing Inc., dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.60	Employment Agreement, between Worthington Energy, Inc. and Anthony Mason, dated April 26, 2012.	Incorporated by reference to the Current Report on Form 8-K filed on April 27, 2012.
10.61	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.62	Form of Convertible Promissory Note, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.63	Form of Common Stock Purchase Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 14, 2012 and incorporated herein by reference.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.64	Securities Purchase Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.65	Form of 4 3/4 % Secured Convertible Debenture, issued April 30, 2012 to La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.66	Equity Investment Agreement, dated April 30, 2012, between Worthington Energy, Inc. and La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.67	Secured Continuing Personal Guaranty, dated April 30, 2012, issued by Charles F. Volk, Jr. Anthony Mason and Samuel J. Butero in favor of La Jolla Cove Investors, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.68	Amendment to Employment Agreement, dated April 26, 2012, by and between Worthington Energy, Inc. and Charles Volk	Incorporated by reference to the Current Report on Form 8-K filed on May 9, 2012.
10.69	Securities Purchase Agreement, dated as of May 14, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.70	Form of Convertible Promissory Note, issued May 14, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.71	Convertible Note, dated May 1, 2012, issued to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.72	Securities Purchase Agreement, dated as of June 7, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.73	Form of Convertible Promissory Note, issued June 7, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.74	Form of Subscription Agreement, dated as of June 22, 2012 by and between Worthington Energy, Inc. and Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.75	Form of Convertible Promissory Note, issued June 22, 2012 to Common Stock, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.76	Securities Purchase Agreement, dated as of July 17, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.77	Form of Convertible Promissory Note, issued July 17, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.

10.78	Form of Subscription Agreement, dated as of July 31, 2012 by and between Worthington Energy, Inc. and Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.79	Form of Convertible Promissory Note, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.80	Form of Common Stock Purchase Warrant, issued July 31, 2012 to Claudell and Nancy LeBlanc	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.81	Committed Equity Facility Agreement, dated June 22, 2012 by and between Worthington Energy, Inc. and Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.82	Form of Convertible Debenture, issued June 22, 2012 to Haverstock Master Fund, Ltd.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.83	Form of Secured Convertible Promissory Note, issued April 19, 2012 to What Happened, LLC	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.84	Form of Convertible Promissory Note, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.85	Form of Common Stock Purchase Warrant, issued August 9, 2012 to Ronald W. Moeckel	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.86	Form of $100,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.87	Form of $75,000 Convertible Promissory Note, issued July 24, 2012 to GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.88	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.89	Form of $75,000 Secured Promissory Note, issued July 24, 2012 by GEL Properties, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 20, 2012.
10.90	Form of $50,000 Convertible Redeemable Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.91	Form of $50,000 Convertible Redeemable Secured Note, issued September 5, 2012 to GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.92	Form of $50,000 Secured Promissory Note, issued September 5, 2012 by GEL Properties, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2012.
10.93	Securities Purchase Agreement, dated as of September 13, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.94	Form of Convertible Promissory Note, issued September 13, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.95	Form of Convertible Promissory Note, issued September 27, 2012	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.96	Form of Subscription Agreement, by and between Worthington Energy, Inc. and Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.97	Form of Promissory Note, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.98	Form of Common Stock Purchase Warrant, issued October 8, 2012 to Stephen K. and Nancy B. Rush	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2012.
10.99	Settlement Agreement and Mutual Release of Claims, dated January 25, 2013, by and among Worthington Energy, Inc., Black Cat Exploration & Productions, LLC and Anthony Mason.	Incorporated by reference to the Current Report on Form 8-K filed on February 7, 2013.
10.100	Consulting Agreement between Worthington Energy, Inc. and David Pinkman dated February 1, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.101	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Al Kau dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.102	Common Stock and Warrant Purchase Agreement between Worthington Energy, Inc. and Aaron Shrira dated February 25, 2013.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.103	Form of Warrant to purchase 2,500,000 shares issued to Al Kau.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.104	Form of Warrant to purchase 2,500,000 shares issued to Aaron Shrira.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.105	Securities Purchase Agreement, dated as of February 27, 2013, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.106	Form of Convertible Promissory Note issued February 27, 2013 to Asher Enterprises, Inc.	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.107	Form of Convertible Promissory Note issued February 28, 2013 to the Prolific Group, LLC	Incorporated by reference to the Current Report on Form 8-K filed on March 19, 2013.
10.108	Securities Purchase Agreement, dated as of October 19, 2012, by and between Worthington Energy, Inc. and Asher Enterprises, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.109	Form of Convertible Promissory Note, issued October 19, 2012 to Asher Enterprises, Inc.	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.

10.110	Securities Purchase Agreement, dated as of November 26, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.111	Form of Convertible Promissory Note, issued November 26, 2012 to Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.112	Securities Purchase Agreement, dated as of December 17, 2012, by and between Worthington Energy, Inc. and Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.113	Form of Convertible Promissory Note, issued December 17, 2012 to Hanover Holdings I, LLC	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.114	Form of Amended Secured Promissory Note, issued to GEL Properties, LLC on August 9, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.115	Form of Promissory Note, issued to Prolific Group, LLC on November 26, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.116	Form of Promissory Note, issued to Magna Group, LLC on December 11, 2012	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
10.117	Series A Preferred Stock Purchase Agreement dated April 17, 2013 between Charles Volk and the Company	Incorporated by reference to the Current Report on Form 10-Q filed on May 30, 2013.
14.01	Code of Ethics	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2011.
23.01	Consent of James F. Hubbard Consultant	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
31.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
99.01	Reserve Report of James F. Hubbard Consultant	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
99.02	Resignation Letter from Tomer Tal	Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2013.
101 INS	XBRL Instance Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.
101 SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.
101 CAL	XBRL Taxonomy Calculation Linkbase Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.
101 LAB	XBRL Taxonomy Labels Linkbase Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.
101 PRE	XBRL Taxonomy Presentation Linkbase Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to the Annual Report on Form 10-K filed on April 16, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: April 29, 2014	By:	/s/ CHARLES F. VOLK, JR.
Charles F. Volk, Jr.
Chief Executive Officer (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES F. VOLK, JR.	Director	April 29, 2014
Charles F. Volk, Jr.

/s/ WARREN ROTHOUSE	Director	April 29, 2014
Warren Rothouse

/s/ DAVID PINKMAN	Director	April 29, 2014
David Pinkman