Form 10-Q
period 2014-03-31
WORTHINGTON ENERGY, INC.
filed 2014-05-20
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(775) 450-1515

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

As of May 16, 2014, issuer had 1,045,603,741 outstanding shares of common stock, par value $0.001.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,055	$166
Total Current Assets	7,055	166

Property and Equipment, net of accumulated depreciation	8,777	10,123
Oil and gas properties, held for recession	5,698,563	5,698,563
Other assets	14,610	14,610

Total Assets	$5,729,005	$5,723,462

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$989,286	$863,702
Accrued interest	1,479,730	1,340,122
Accrued liabilities	496,188	442,863
Payable to Ironridge Global IV, Ltd.	236,496	241,046
Payable to former officer	115,000	115,000
Unsecured convertible promissory notes payable, net of discount, in default	1,052,584	929,964
Secured notes payable, net of discount, in default	639,012	620,512
Convertible debentures in default	2,453,032	2,453,032
Derivative liabilities	7,539,089	7,908,415
Total Current Liabilities	15,000,417	14,914,656

Long-Term Liabilities
Long-term asset retirement obligation	37,288	37,288

Total Liabilities	15,037,705	14,951,944

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized, none issued and outstanding	–	–
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000,000 shares; issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 6,490,000,000 shares authorized, 186,908,173 and 47,476,265 shares issued and outstanding, respectively	186,907	47,476
Additional paid-in capital	26,394,378	26,435,670
Deficit accumulated during the exploration stage	(35,890,985)	(35,712,628)
Total Stockholders' Deficiency	(9,308,700)	(9,228,482)

Total Liabilities and Stockholders' Deficiency	$5,729,005	$5,723,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from
			June 30, 2004
			(Date of Inception)
	For the Three Months Ended		through
	March 31,		March 31,
	2014	2013	2014

Oil and gas revenues, net	$–	$–	$370,437

Costs and Operating Expenses
Lease operating expenses	–	–	164,381
Impairment loss on oil and gas properties	–	11,623	5,196,701
Accretion of asset retirement obligations	–	–	8,982
General and administrative expense (including shares based compensation of $0, $72,988, and $8,198,056, respectively)	323,567	441,855	16,281,806
Total costs and operating expenses	323,567	453,478	21,651,870

Loss from operations	(323,567)	(453,478)	(21,281,433)

Other income (expense)
Interest income	–	–	63,982
Change in fair value of derivative liabilities	703,382	163,969	(2,513,771)
Gain on transfer of common stock from Bayshore Exploration, L. L. C.	–	–	24,000
Interest expense	(145,907)	(164,987)	(2,391,440)
Amortization of discount on convertible debentures and notes and other debt	(412,265)	(677,617)	(8,070,700)
Interest expense - Ironridge Global IV, Ltd.	–	–	(594,935)
Amortization of deferred financing costs	–	–	(926,688)
Total other income (expense)	145,210	(678,635)	(14,409,552)

Net loss	$(178,357)	$(1,132,113)	$(35,690,985)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.47)

Basic and Diluted Weighted-Average Common Shares Outstanding	81,770,613	2,392,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

						Deficit
						Accumulated
					Additional	During the	Total
	Series A Preferred Stock		Common Stock		Paid in	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance - December 31, 2013	1,000,000	$1,000	47,476,293	$47,476	$26,435,670	$(35,712,628)	$(9,228,482)

Issuance of common stock upon conversion of notes payable and accrued interest - weighted average of $0.0007 per share			130,761,577	130,761	(42,672)		88,089
Issuance of common stock to Ironridge Global IV, Ltd. in settlement of liabilities, $0.0009 per share			5,000,000	5,000	(450)		4,550
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures weighted average of $0.0001 per share			3,666,666	3,667	(3,167)		500
Issuance of common stock to La Jolla Cove Investors, Inc. under an equity investment agreement - weighted average of $1.37 per share			3,637	3	4,997		5,000

Net Loss						(178,357)	(178,357)

Balance - March 31, 2014	1,000,000	$1,000	186,908,173	$186,907	$26,394,378	$(35,890,985)	$(9,308,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(AN EXPLORATION-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period
			from
			June 30, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		March 31,
	2014	2013	2014

Cash Flows From Operating Activities
Net loss	$(178,357)	$(1,132,113)	$(35,690,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas properties	–	11,623	5,196,701
Share-based compensation for services	–	72,988	8,198,056
Amortization of deferred financing costs and discount on convertible debentures and notes and other debt	412,265	677,617	8,997,388
Interest expense - Ironridge Global IV, Ltd.	–	–	594,935
Gain on transfer of common stock from Bayshore Exploration, L.L.C.	–	–	(24,000)
Accretion of asset retirement obligation	–	–	8,982
Depreciation expense	1,346	1,274	18,005
Change in fair value of derivative liabilities	(703,382)	(163,969)	2,513,771
Change in assets and liabilities:
Prepaid expense and other current assets	–	33,588	16,818
Other assets	–	–	85,390
Accounts payable and accrued liabilities	321,017	202,032	5,507,212
Payable to Ironridge Global IV, Ltd.	–	–	173,018
Net Cash Used In Operating Activities	(147,111)	(296,960)	(4,404,709)

Cash Flows From Investing Activities
Proceeds from the sale of oil and gas properties	–	–	500,000
Acquisition of oil and gas properties	–	–	(3,658,565)
Earnest money deposit	–	–	(100,000)
Purchase of property and equipment	–	–	(26,782)
Net Cash Used in Investing Activities	–	–	(3,285,347)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	5,000	108,000	3,385,570
Proceeds from issuance of convertible notes and other debt, and related beneficial conversion features and common stock, less amount held in attorney's trust accounts	149,000	188,000	3,312,391
Proceeds from issuance of convertible debentures	–	–	2,550,000
Proceeds from related parties for issuance of secured convertible notes and other debt, and related beneficial conversion features and common stock	–	–	180,000
Payment of deferred financing costs	–	–	(506,000)
Payment of payable to Bayshore Exploration, L.L.C.	–	–	(489,600)
Payment of principal on notes payable stockholder	–	–	(325,000)
Payment on principal on notes payable	–	–	(410,250)
Net Cash Provided By Financing Activities	154,000	296,000	7,697,111

Net Increase (Decrease) In Cash and Cash Equivalents	6,889	(960)	7,055
Cash and Cash Equivalents At Beginning Of Period	166	8,065	–
Cash and Cash Equivalents At End Of Period	$7,055	$7,105	$7,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	$13,650
Cash paid during the period for taxes	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative liabilities recorded as valuation discounts and interest	$334,056	$–
Common stock issued for conversion of notes and accrued interest	$88,589	$1,380,277
Common stock issued for Ironridge Global IV Ltd settlement	$4,550	$1,180,053
Common and preferred stock issued for executive compensation	$–	$25,000
Cancelation of common stock in connection with Black Cat Exploration & Production, LLC settlement	$–	$54,000
Unsecured convertible promissory notes increase due to default	$101,615	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2014 and 2013

Note 1 – Organization and Significant Accounting Policies

Organization – Paxton Energy, Inc. was organized under the laws of the State of Nevada on June 30, 2004. On January 27, 2012, Paxton Energy, Inc. changed its name to Worthington Energy, Inc. (the “Company”). On October 12, 2012, the Company’s stockholders approved a 1-for-10 reverse common stock split. In addition, on October 2, 2013 the Company effected a 1-for-50 reverse common stock split. All references in these consolidated financial statements and related notes to numbers of shares of common stock, prices per share of common stock, and weighted average number of shares of common stock outstanding prior to the reverse stock splits have been adjusted to reflect the reverse stock splits on a retroactive basis for all periods presented, unless otherwise noted.

Nature of Operations – As further described in Note 2 to these consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  We are in the business of acquiring, exploring and developing oil and gas-related assets. The Company is considered to be in the exploration stage due to the lack of significant revenues.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of March 31, 2014, and its consolidated results of operations and cash flows for the three months ended March 31, 2014 and 2013, and for the period from June 30, 2004 (date of inception), through March 31, 2014. The results of operations for the three months ended March 31, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2013, included in its annual report on Form 10-K filed with the SEC on April 17, 2013.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. The Company incurred losses of $178,357 for the three months ended March 31, 2014 and $3,322,257 for year ended December 31, 2013. The Company also used cash of $147,111 in its operating activities during the three months ended March 31, 2014 and $228,024 during the year ended December 31, 2013, and a significant portion of the Company’s debt is in default. At March 31, 2014, the Company has a working capital deficit of $14,993,362 and a stockholders’ deficiency of $9,308,700. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Also, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although it does not have any contracts or commitments for either at this time. The Company will have to raise additional funds to continue operations and, while it has been successful in doing so in the past, there can be no assurance that it will be able to do so in the future. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary additional funds to continue operations and the attainment of profitable operations. The Company hopes that working capital will become available via financing activities currently contemplated with regards to its intended operating activities. There can be no assurance that such funds, if available, can be obtained, or if obtained, on terms reasonable to the Company. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

On May 6, 2011, the Company completed the acquisition of certain oil and gas properties located in the Vermillion 179 tract in the Gulf of Mexico, offshore from Louisiana. In December 2011, the seller of these oil and gas properties filed a lawsuit seeking to rescind the asset sale transaction. Pursuant to a Release and Settlement Agreement dated February 12, 2014 the Company agreed to convey its oil and gas properties for extinguishment of underlying obligations. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability (see Notes 2, 5, 6 and 11).

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves. At March 31, 2014 and December 31, 2013, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to operations. The Company has not yet obtained a reserve report on its producing properties in Texas because the properties are considered to be in the exploration stage, management has not completed an evaluation of the properties, and the properties have had limited oil and gas exploration and production.

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

Stock-Based Compensation – The Company recognizes compensation expense for stock-based awards to employees expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with Accounting Standards Codification (ASC) 505-50, Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration for other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. The fair value of the equity instrument is charged directly to share-based compensation expense and credited to paid-in capital.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, stock awards, convertible promissory notes, and other obligations to be satisfied with the issuance of common stock are currently antidilutive due to our net loss and have been excluded from the diluted loss per share calculations. As such, options, warrants, and stock awards to acquire 2,493,270 and 279,794 shares of common stock outstanding as of March 31, 2014 and 2013, respectively, and promissory notes and debentures convertible into an aggregate of 5,653,502,228 and 28,096,258 shares of common stock at March 31, 2014 and 2013, respectively were excluded in the computation of diluted loss per share at March 31, 2014 and 2013 as their effect would have been anti-dilutive.

Fair Values of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, accrued liabilities, payable to Ironridge Global IV, Ltd., and payable to former officer approximate fair value because of the immediate or, short-term maturity of these financial instruments. The carrying amounts reported for unsecured convertible promissory notes payable, secured notes payable, and convertible debentures approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value of derivative liabilities are estimated based on a probability weighted average Black Scholes-Merton pricing model.

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one – Quoted market prices in active markets for identical assets or liabilities;

●	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at March 31, 2014 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$–	$5,259,899	$–	$5,259,890

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,279,190	$–	$2,279,190

Liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$–	$5,467,223	$–	$5,467,223

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,441,192	$–	$2,441,192

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

Recently Issued Accounting Statements – In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB. This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Oil and Gas Properties

On May 6, 2011, the Company completed its acquisition of certain assets pursuant to an Asset Sale Agreement (the Montecito Agreement) with Montecito Offshore, L.L.C. (Montecito). The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana. Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock. The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs. No drilling or production has commenced as of March 31, 2014. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool.

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale.  In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC (see Note 5) and convertible debentures of $2,453,032 (see Note 6). However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability (see Note 11).

Note 3 – Payable to Ironridge Global IV, Ltd.

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

The Order provided for the immediate issuance by the Company of 20,300 shares of common stock (the “Initial Shares”) to Ironridge towards settlement of the Claim Amount. The Order also provided for an adjustment in the total number of shares which may be issuable to Ironridge based on a calculation period for the transaction, defined as that number of consecutive trading days following the date on which the Initial Shares were issued (the “Issuance Date”) required for the aggregate trading volume of the common stock, as reported by Bloomberg LP, to exceed $4.2 million (the "Calculation Period"). Pursuant to the Order, Ironridge would retain 200 shares of the Company's common stock as a fee, plus that number of shares (the “Final Amount”) with an aggregate value equal to (a) the $1,358,135 plus reasonable attorney fees through the end of the Calculation Period, (b) divided by 70% of the following: the volume weighted average price ("VWAP") of the Common Stock over the length of the Calculation Period, as reported by Bloomberg, not to exceed the arithmetic average of the individual daily VWAPs of any five trading days during the Calculation Period. The Company has calculated that the Calculation Period ended during the year ended December 31, 2012 and calculated that the Final Amount to be issued under the Order is 856,291 shares of common stock.  Additionally, during the year ended December 31, 2012 when the Final Amount was determined, the Company calculated the fair value of the original liability to Ironridge Global IV, Ltd to be $1,981,312, that amount which when discounted to 70% of the VWAP and multiplied by the Final Amount, would equal $1,358,135 plus reasonable attorney fees. In so doing, the Company recognized an expense for the excess of the fair value of the resultant liability to Ironridge Global IV, Ltd. in excess of the original carrying amount of the liabilities acquired by Ironridge and adjusted the liability to Ironridge Global IV, Ltd. for the fair value adjustment.

Since the issuance of the Initial Shares, the Company issued an additional 194,200 shares of common stock during the year ended December 31, 2012 (for an aggregate value of $531,689) which has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge. During the year ended December 31, 2013 the Company issued an additional 6,550,000 shares of common stock to Ironridge with an aggregate value of $1,421,595. At that time, the Company believed it had a remaining obligation to Ironridge of $68,028. However, on February 24, 2014, Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm and claimed that it was still owed $241,046. A judge awarded Ironridge a third order enforcing a prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim is paid. On February 26, 2014, the Company issued to Ironridge 5,000,000 shares of common stock valued at $4,550 and at March 31, 2014, the balance due to Ironridge was $236,496.

Note 4 – Unsecured Convertible Promissory Notes Payable

A summary of unsecured convertible promissory notes at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$183,170	$56,511	$126,659	$111,900	$7,473	$104,427
GEL Properties, LLC	149,000	2,534	146,466	149,000	13,486	135,514
Prolific Group, LLC	79,900	–	79,900	79,900	11,849	68,051
Haverstock Master Fund, LTD and Common Stock, LLC	328,976	–	328,976	289,906	–	289,906
Redwood Management LLC	205,229	45,833	159,396	–	–	–
AGS Capital Group	25,000	19,792	5,208	–	–	–
Charles Volk (related party)	125,000	22,346	102,654	125,000	53,596	71,404
Various Other Individuals and Entities	108,257	4,932	103,325	285,000	24,338	260,662
	$1,204,531	$151,947	$1,052,584	$1,040,705	$110,742	$929,964

The unsecured convertible promissory notes payable are generally due within one year from the date of issuance bear interest at rates ranging from 8% to 12% and are convertible into shares of our common stock at discounts ranging from 30% to 70%. Most of our unsecured convertible promissory notes payable are in default at March 31, 2014. Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

During the three months ended March 31, 2014, the Company received proceeds of $149,000 pursuant to unsecured convertible promissory notes to various entities. The convertible promissory notes bear interest from 8% to 12% per annum, are convertible into shares of our common stock at discounts ranging from 49% to 70%, contain reset provisions, and are due from three months to 9 months after the issuance date. Under authoritative guidance of the FASB, due to the variable conversion prices and reset provisions, the Company accounted for the conversion features of these notes as instruments which do not have fixed settlement provisions and are deemed to be derivative instruments (see Note 7). The Company determined the aggregate fair value of the derivative liabilities related to these notes was $334,056, of which $149,000 was recorded as note discount (up to the face amount of the notes) to be amortized over the term of the related notes, and the balance of $185,056 is recorded as current period interest expense.

During the three months ended March 31, 2014, the Company increased existing notes by $100,415 to reflect an increase in the principal amount of certain notes due to an event of default occurring. This was recorded in amortization of discount on convertible notes.

During the three months ended March 31, 2014 and 2013, the Company recognized interest expense from the amortization of discounts in the amount of $107,794 and $329,635, respectively.

The change in unsecured convertible promissory notes payable from December 31, 2013 to March 31, 2014 is as follows:

Balance at December 31, 2013	$929,964
Issuance of new notes	149,000
Penalties on existing notes	100,415
Converted into common stock	(85,589)
Discount on new notes	(149,000)
Amortization of discounts	107,794
Balance at March 31, 2014	$1,052,584

Note 5 – Secured Notes Payable

A summary of secured notes payable at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Montecito Offshore, LLC	$500,000	$–	$500,000	$500,000	$–	$500,000
Bridge Loan Settlement Note	40,000	–	40,000	40,000	–	40,000
What Happened LLC	21,575	–	21,575	21,575	–	21,575
La Jolla Cove Investors, Inc.	83,440	6,003	77,437	83,940	25,003	58,937

	$645,015	$6,003	$639,012	$645,515	$25,003	$620,512

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount of 93%. Our secured notes payable are in default at March 31, 2014. The Montecito Offshore LLC note is secured by a second lien mortgage, subordinated to the convertible debentures discussed below.  See discussion below about the Release and Settlement Agreement dated February 12, 2014. Certain notes contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

A roll forward of the secured notes payable from December 31, 2013 to March 31, 2014 is as follows:

Balance at December 31, 2013	$620,512
Converted into common stock	(500)
Amortization of discounts	19,000
Balance at March 31, 2014	$639,012

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale. In this action, Montecito is seeking to rescind the asset sale transaction, as described in the previous paragraph. The Company has entered into settlement discussions and has reached a preliminary settlement, but final documents remain to be signed as of the date of this Report.

Note 6 – Convertible Debentures and Related Warrants (In Default)

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit. Each unit consisted of a secured convertible debenture in the principal amount of $30,000 and a warrant to purchase 400 shares of the Company’s common stock. The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum. The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $150.00 per share. The debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the convertible debenture). Interest on the debentures is payable quarterly in arrears in cash. The Company is in default under the convertible debentures because it has not made the interest payments that were due beginning July 1, 2011 and has not repaid the principal which matured on May 19, 2012. As such, the Company is in default on all unpaid principal and total accrued interest of $1,233,496 as of March 31, 2014. The default interest rate is 18% per annum. Interest on the convertible debentures has been accrued at 18% in the accompanying consolidated financial statements commencing on July 1, 2011, the date when the Company first defaulted on an interest payment. To date, such default has not been either cured by the Company or waived by the holders of the convertible debentures. Upon the occurrence of an event of default, the debenture holders have the right to exercise their rights under the Mineral Mortgage associated with the debentures. These rights include, among other things, the right to foreclose on the collateral if necessary. The Company is currently working to resolve the default on these debentures. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC (see Note 5) and the convertible debentures. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records (See Notes 2 and 11).

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

The carrying amount of the convertible debentures is $2,453,032 at March 31, 2014 and December 31, 2013.

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

Note 7 – Derivative Liabilities

Under the authoritative guidance of the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. All of the notes described in Notes 4, 5 and 6 that contain a reset provision or have a conversion price that is a percentage of the market price contain embedded conversion features which are considered derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The conversion feature of the Company’s Debentures (described in Note 6), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.

As of March 31, 2014 and December 31, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

	March 31,	At Date of	December 31,
	2014	Issuance	2013
Conversion feature:
Risk-free interest rate	0.13%	0.11% - 0.13%	0.13%
Expected Volatility	431%	421% - 441%	425%
Expected life (in years)	.06 to .7	.5 to .8	.04 to .62
Expected dividend yield	0%	0%	0%

Warrants:
Risk-free interest rate	0.15%	N/A	0.13%
Expected Volatility	431%	N/A	425%
Expected life (in years)	1.3 to 2.93	N/A	1.6 to 3.6
Expected dividend yield	0%	N/A	0%

Fair Value
Conversion feature	$7,535,507	$334,056	$7,896,892
Warrants	3,582	–	11,523
	$7,539,089	$334,056	$7,908,415

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

At March 31, 2014 and December 31, 2013, the fair value of the aggregate derivative liability of the conversion features and warrants was $7,539,089 and $7,908,415, respectively. For the three months ended March 31, 2014 and 2013 the Company recorded a change in fair value of the derivative liability of $703,382 and $163,969, respectively. During the three months ended March 31, 2014, we recognized additional derivative liabilities of $334,056, related to the issuances of convertible promissory notes payable as described under Note 4.

Note 8 – Preferred and Common Stock

Issuance of Common Stock for Cash

During the three months ended March 31, 2014, the Company sold 3,637 shares of common stock at the price of $1.37 per share for total proceeds of $5,000.

Issuance of Common Stock for Debt

During the three months ended March 31, 2014, the Company issued:

•	130,761,577 shares of its common stock to the holders of certain unsecured convertible promissory notes payable in exchange for $85,589 of notes payable and $2,500 in accrued interest and fees,

•	3,666,666 shares of its common stock to La Jolla Cover Investors, Inc. in exchange for $500 of notes payable (see below), and

•	5,000,000 shares of its common stock to Ironridge Global IV, Ltd. in exchange for $4,550 of debt.

Equity Investment Agreement

Pursuant to the Equity Investment Agreement, La Jolla Cove Investors, Inc., has the right from time to time during the term of the agreement to purchase up to $2,000,000 of the Company’s Common Stock in accordance with the terms of the agreement. Beginning October 27, 2012 and for each month thereafter, La Jolla shall purchase from the Company at least $100,000 of common stock, at a price per share equal to 125% of the VWAP on the Closing Date, provided, however, that La Jolla shall not be required to purchase common stock if (i) the VWAP for the five consecutive trading days prior to the payment date is equal to or less than $10.00 per share or (ii) an event of default has occurred under the SPA, the Convertible Debenture or the Equity Investment Agreement. Pursuant to the Equity Investment Agreement, La Jolla has the right to purchase, at any time and in any amount, at La Jolla’s option, common stock from the Company at a price per share equal to 125% of the VWAP on the Closing Date.

During the three months ended March 31, 2014, the Company received notices of purchase from La Jolla under the Equity Investment Agreement totaling $500, pursuant to which the Company issued 3,666,666 shares of common stock at a weighted average price of $0.0001 per share.

Note 9 – Stock Options and Warrants

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

A summary of stock option and compensation-based warrant activity for the three months ended March 31, 2014 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	92,300	$33.52	2.9	$–
Granted or issued	–
Expired or forfeited	(8,400)	121.43

Outstanding and Exercisable at March 31, 2014	83,900	$24.72	2.9	$–

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended March 31, 2014 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	2,409,370	$0.38	2.4	$–
Granted or issued	–
Expired or forfeited	–
Outstanding at March 31, 2014	2,409,370	$0.38	2.2	$–

Note 10 – Related Party Transactions

Payable to Related Parties

Warren Rothouse was appointed to be a director of the Company in October 2012. Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety). Surety has provided investor relations services to the Company in recent years.  On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014. The agreement provided for monthly payments of $6,500 for Surety’s services. In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock. The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis. The term of the warrants is three years. On February 27, 2013, the Company amended the November 7, 2012 agreement. Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $30,000 for the three months ended March 31, 2014. The balance due to Surety at March 31, 2014 and December 31, 2013 was $110,300 and $113,300, respectively, included on the Company’s accounts payable balance.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company. On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman. The term of the agreement is for twelve months and provides for monthly compensation of $8,330. As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share. Compensation earned by Mr. Pinkman under the consulting agreement was $17,121 for the year ended December 31, 2013 and March 31, 2014, of which approximately $7,000 remained outstanding and included on the Company’s Accounts payable balance at December 31, 2013 and March 31, 2014.

Note 11 – Subsequent Events

On April 24, 2014, the Company entered into a Settlement Agreement and Stipulation, whereby an investor acquired $74,514 of past due liabilities of the Company and the Company allowed this investor to convert the acquired liabilities into shares of the Company’s common stock at a conversion price equal to 50% of the market price.

Subsequent to March 31, 2014 the Company issued shares of common stock as follows:

•	742,692,659 to investors upon the conversion of notes payable and accrued interest;
•	2,909 to an investor for cash;
•	46,000,000 to Ironridge Global IV, Ltd for settlement of accrued liabilities; and
•	70,000,000 for payment of acquisitions (see below).

On April 17, 2014, the Company completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR) and the Heavy Oil Technology and Intellectual Property. The assets of ADR consist of multiple leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres. The purchase price for these oil and gas leases was $50,000 plus 35,000,000 shares of the Company’s common stock valued at $63,000. We also acquired ADR's patents on Intellectual Properties covering 3 areas of Enhanced Oil Recovery: Air Lift, Thermal Enhancement and Reservoir Management. The purchase price for the patents was $75,000 plus 35,000,000 shares of the Company’s common stock valued at $63,000.

On April 18, 2014, the Company purchased certain assets from Sunwest Group, LLC. The assets consisting of 18 leases in Montgomery, Labette and Wilson Counties in Kansas. The purchase price was $325,000. As additional consideration for its purchase of the assets the Company assumed the obligations and responsibilities with respect to the abandonment obligations up to the amount of $250,000.

On May 6, 2011, the Company acquired certain assets from Montecito (see Notes 2, 6, and 7). The assets consist of certain oil and gas leases located in the Vermillion 179 tract, which is in the shallow waters of the Gulf of Mexico offshore from Louisiana. Pursuant to the terms of the Montecito Agreement, as amended, Montecito agreed to sell the Company a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases owned by Montecito, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock. The leasehold interest has been capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for the common stock based on a closing price of $2.45 per share on the closing date, and $23,563 in acquisition costs. No drilling or production has commenced as of December 31, 2013. Consequently, the oil and gas properties have not been subjected to amortization of the full cost pool. In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale. In this action, Montecito is seeking to rescind the asset sale transaction, as described above. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled and the operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations extinguished include a secured notes payable in the amount of $500,000 (see Note 5) and convertible debentures of approximately $2,450,000 (see Note 6). However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests into the public records. The Company believes the conveyances will occur and that the matter has been settled. Below is an unaudited pro forma balance sheet that shows the pro forma impact of this settlement on the Company’s March 31, 2014 balance sheet:

	As filed	Adjustments		Proforma
	(unaudited)	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,055	$		$7,055
Total Current Assets	7,055		0	7,055

Property and Equipment, net of accumulated depreciation	8,777			8,777
Oil and gas properties	5,698,563		(5,698,563)	0
Other assets	14,610			14,610

Total Assets	$5,729,005		$(5,698,563)	$30,442

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$989,286	$		$989,286
Accrued interest	1,479,730		(1,233,496)	246,234
Accrued liabilities	496,188			496,188
Payable to Ironridge Global IV, Ltd.	236,496			236,496
Payable to former officer	115,000			115,000
Unsecured convertible promissory notes payable, net of discount, in default	1,052,584			1,052,584
Secured notes payable, net of discount, in default	639,012		(500,000)	139,012
Convertible debentures in default	2,453,032		(2,453,032)	0
Derivative liabilities	7,539,089		(5,259,769)	2,279,320
Total Current Liabilities	15,000,417		(9,446,297)	5,554,120

Long-Term Liabilities
Long-term asset retirement obligation	37,288		(37,288)	0

Total Liabilities	15,037,705		(9,483,585)	5,554,120

Stockholders' Deficiency:
Series A convertible preferred stock	1,000			1,000
Common stock	186,907			186,907
Additional paid-in capital	26,394,378			26,394,378
Deficit accumulated during the exploration stage	(35,890,985)		3,785,022	(32,105,963)
Total Stockholders' Deficiency	(9,308,700)		3,785,022	(5,523,678)

Total Liabilities and Stockholders' Deficiency	$5,729,005		$(5,698,563)	$30,442

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

Company Overview

Worthington Energy, Inc. is an oil and gas exploration and production company with assets in Texas and properties in the Gulf of Mexico. Our assets in Texas consist of a minority working interest in limited production and drilling prospects in the Cooke Ranch area of La Salle County, Texas, and Jefferson County, Texas, all operated by Bayshore Exploration L.L.C. The Texas asset had limited revenues and substantial losses, which we expect for the foreseeable future and are shut in and not producing. In May 2011, we acquired our assets in the Gulf of Mexico referred to as Vermilion 179 (“VM 179”) consisting of a leasehold working interest in certain oil and gas leases located offshore from Louisiana, upon which no drilling or production has commenced as of yet.

In Texas, we have working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we have participated. In the Gulf of Mexico, we have a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract. VM 179 is adjacent to Exxon's VM 164 #A9 well. In February 2014, we agreed to rescind our interest in VM 179 in exchange for the extinguishment of certain debt. The transaction will be recorded in 2014 upon final agreement by all parties to the settlement.

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

On November 1, 2012, we sold our 2% overriding royalty interest in the Mustang Island 818-L lease for $500,000. The sale reduced the carrying cost of the lease and well to $1,805,987. Proceeds from the sale were used to reduce the principal balance of the junior secured promissory note with Black Cat by $200,000 and the remaining $300,000 was used by us for working capital purposes.

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

In connection with our accounting for the year ended December 31, 2012, we evaluated the accounting effects of the Settlement Agreement and concluded that estimated impairment in the approximate amount of $750,000 should be recorded as of December 31, 2012 by further reducing the carrying cost of the properties to $1,055,987. In January 2013, we accounted for the Settlement Agreement by removing the carrying value of the property; removed the released liabilities for the promissory note in the amount of $850,000; removed current liabilities for amounts owed to Mr. Mason, Black Cat, and others for accrued interest, accrued compensation, lease operating expenses, and other expenses in the aggregate amount of $265,364; recorded the fair value of the common stock returned to the Company for cancelation in the amount of $54,000; recorded a liability to Mr. Mason of $125,000; and recognized additional impairment expense of $11,623.

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

In December 2011, Montecito filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale. In this action, Montecito is seeking to rescind the asset sale transaction. The Company has entered into settlement discussions and has reached a preliminary settlement, but final document remain to be signed as of the date of this Report. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. The Company’s obligations expected to be extinguished include a secured note payable in the amount of $500,000 to Montecito Offshore, LLC and convertible debentures of approximately $2,450,000. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records. The Company will account for the transaction in 2014 upon final settlement as an exchange of the oil and gas asset for the debt and an extinguishment of the related derivative liability.

Kansas Properties

On April 17, 2014, we completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR) and the Heavy Oil Technology and Intellectual Property. The assets of ADR consisting of multiple leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres. The purchase price for these oil and gas leases was $50,000 plus 35,000,000 shares of our common stock valued at $63,000. We also acquired ADR's patents on Intellectual Properties covering 3 areas of Enhanced Oil Recovery: Air Lift, Thermal Enhancement and Reservoir Management. The purchase price for the patents was $75,000 plus 35,000,000 shares of the Company’s common stock valued at $63,000.

On April 18, 2014, we purchased certain assets from Sunwest Group, LLC. The assets consisting of 18 leases in Montgomery, Labette and Wilson Counties in Kansas. The purchase price was $325,000. As additional consideration for our purchase of the assets we assumed the obligations and responsibilities with respect to the abandonment obligations up to the amount of $250,000.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three months ended March 31, 2014 and 2013. Bayshore has ceased to report to us the amounts of our respective share in oil and gas revenues and the oil wells are shut in and not producing. The historical level of oil and gas production has not been significant. Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $323,567 for the three months ended March 31, 2014 compared to $453,478 for the three months ended March 31, 2013 representing a decrease of $129,911. The decrease in our costs and operating expenses are primarily a result of decreases in general and administrative expenses and impairment of oil and gas properties as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three months ended March 31, 2014 and 2013. Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and the oil wells are shut in and not producing.

Impairment loss on oil and gas properties – During the three months ended March 31, 2013, we recognized an impairment loss of $11,623 on our Mustang Island 818-L lease. As part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease well. We have evaluated the accounting effects of the settlement agreement and concluded that impairment in the approximate amount of $11,623 should be recorded, which has been reflected in the accompanying consolidated financial statements as of March 31, 2013.

General and Administrative Expense – General and administrative expense was $323,567 for the three months ended March 31, 2014 as compared to $441,855 for the three months ended March 31, 2013, representing a decrease of $118,288. The decrease in general and administrative expense during the three months ended March 31, 2014 is principally related to decreases of: (1) $15,630 for insurance costs; (2) $12,236 for rent expenses; (3) share-based compensation of $52,788; (4) $41,855 in salaries and wages; and (5) $12,717 for travel and entertainment offset by an increase of $64,408 in consulting services.. The increase in consulting services represents an increase in payments related to investor relations, energy, financing, and general business services as a result of a general increased need for such consulting services.

Other Income (Expense)

Change in fair value of derivative liabilities – We issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions. In addition, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection. These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using a probability weighted average Black Scholes-Merton pricing model. The fair value of these derivative liabilities was estimated to be $7,539,089 and $7,908,415 as of March 31, 2014 and December 31, 2013, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $703,382 and $163,969 for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense – We incurred interest expense of $145,907 and $164,987 for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt in the three months ended March 31, 2014 as compared to March 31, 2013.

Amortization of discount on convertible notes and other debt – We have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions. The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $412,265 and $677,617 of discount on convertible notes and debentures for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there is $157,950 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Although the net changes with respect to our revenues and our costs and operating expenses for the three months ended March 31, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

From our inception our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes and proceeds from the sale of common stock and warrants. During the three months ended March 31, 2014, we received $149,000 and $5,000 from the proceeds from the sale convertible notes and common stock, respectively, and during the three months ended March 31, 2013, we received $188,000 and $108,000 from the proceeds from the sale convertible notes and common stock, respectively. From our inception we received $5,862,391 and $3,385,570 from the proceeds from the sale convertible notes and common stock, respectively.

At March 31, 2014, we had $7,055 in cash and we had a working capital deficit of $14,993,362, as compared to a deficit of $14,914,490 as of December 31, 2013. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt. The increase in the working capital deficit for the period ended March 31, 2014, is principally due to new unsecured convertible promissory notes payable issued. In addition, we have total stockholders’ deficiency of $9,308,700 at March 31, 2014 compared to total stockholders’ deficiency of $9,228,482 at December 31, 2013, an increase in the stockholders’ deficiency of $80,218. The increase in the stockholders’ deficiency for the three months ended March 31, 2014, is principally due to net loss incurred during the year offset by certain debt and accrued interest being converted into shares of common stock.

Our operations used net cash of $147,111 during the three months ended March 31, 2014, compared to $296,960 of net cash used during the three months ended March 31, 2013. Net cash used in operating activities during the three months ended March 31, 2014, consisted of our net loss of $178,357, less, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

We had no investing activities that used cash during the three months ended March 31, 2014 and 2013.

Financing activities provided $154,000 of cash during the three months ended March 31, 2014, compared to $296,000 during the three months ended March 31, 2013. Cash flows from financing activities during the three months ended March 31, 2014, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $149,000 and 2) proceeds from issuance of common stock and warrants for $5,000. Cash flows from financing activities during the three months ended March 31, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $188,000 and 2) proceeds from issuance of common stock and warrants for $108,000

We are currently seeking debt and equity financing to fund potential acquisitions and other expenditures, although we do not have any contracts or commitments for either at this time. We will have to raise additional funds to continue operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

We have historically financed our operations from the issuance of unsecured convertible promissory notes payable, secured notes payable and convertible debentures.

Below is a summary of our unsecured convertible promissory notes payable, secured notes payable and convertible debentures at March 31, 2014:

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Asher Enterprises, Inc.	$183,170	$56,511	$126,659
GEL Properties, LLC	149,000	2,534	146,466
Prolific Group, LLC	79,900	–	79,900
Haverstock Master Fund, LTD and Common Stock, LLC	328,976	–	328,976
Redwood Management LLC	205,229	45,833	159,396
AGS Capital Group	25,000	19,792	5,208
Charles Volk (related party)	125,000	22,346	102,654
Various Other Individuals and Entities	108,257	4,932	103,325
	$1,204,531	$151,947	$1,052,584

The unsecured convertible promissory notes payable are generally due within one year from the date of issuance bear interest at rates ranging from 8% to 12% and are convertible into shares of our common stock at discounts ranging from 30% to 70%. Most of our unsecured convertible promissory notes payable are in default at March 31, 2014. Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, then the conversion price will be reduced to the amount of consideration per share of the stock issuance.

During the three months ended March 31, 2014, the Company received proceeds of $149,000 pursuant to unsecured convertible promissory notes to various entities. The convertible promissory notes bear interest from 8% to 12% per annum.  The principal and unpaid accrued interest are due from three months to 9 months after the issuance date.

Secured Notes Payable outstanding at March 31, 2014:

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Montecito Offshore, LLC	$500,000	$–	$500,000
Bride Loan Settlement Note	40,000	–	40,000
What Happened LLC	21,575	–	21,575
La Jolla Cove Investors, Inc.	83,440	6,003	77,437
	$645,015	$6,003	$639,012

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount of 93%. Our secured notes payable are in default at March 31, 2014. The Montecito Offshore LLC note is secured by a second lien mortgage, subordinated to the convertible debentures discussed below. See discussion below about the Release and Settlement Agreement dated February 12, 2014. Certain notes contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

Convertible Debentures outstanding at March 31, 2014:

	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Tranche 1	$2,036,282	$–	$2,036,282
Tranche 2	285,500	–	285,500
Tranche 3	131,250	–	131,250

	$2,453,032	$–	$2,453,032

In May 2011 we sold units to certain investors for aggregate cash proceeds of $2,550,000. The convertible debentures were issued in three tranches, matured one year after issuance on May 5, 2012, May 13, 2012, and May 19, 2012, and originally accrued interest at 9% per annum. The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $150.00 per share. The debentures contain price ratchet anti-dilution protection. In addition, the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. We are in default under the convertible debentures because we have not made the interest payments that were due beginning July 1, 2011 and have not repaid the principal which matured on May 19, 2012. As such, we are in default on all unpaid principal and total accrued interest. The default interest rate is 18% per annum. We are currently working to resolve the default on these debentures. Pursuant to a Release and Settlement Agreement dated February 12, 2014 that has been signed and notarized by all parties involved, the matter has been settled. The operative terms of the settlement were recited into the record in open court on the day of trial. The result is that a judicially recognized compromise has been perfected under Louisiana law, which has the effect of extinguishing the underlying obligations the compromise is premised on. Our obligations under these convertible debentures and a secured note payable in the amount of $500,000 to Montecito Offshore, LLC as mentioned in the previous table are expected to be extinguished. However, recording the conveyance of the lease interest and cancelling mortgages and UCC-1’s by the debt holders has not occurred. The debt holders have delayed in performing these obligations because they want to first undertake a degree of internal restructuring before accepting the royalty interest they negotiated to receive as a part of the settlement. The debt holders have indicated that, after they have formed an entity to receive the royalty interest, they will cancel the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests in the public records.

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

For convertible debentures and various warrants which contain price ratchet anti-dilution protection, we have determined that the convertible debentures and warrants are subject to derivative liability treatment and are required to be accounted for at their fair value. We estimated the fair value of the price ratchet anti-dilution protection of the convertible debentures and the warrants using a probability weighted average Black-Scholes-Merton pricing model. Accordingly, the fair value of the price ratchet anti-dilution protection of the convertible debentures and warrants is affected by our stock price on the date of issuance as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the debentures and warrants. Expected volatility is based primarily on the historical volatility of other comparable oil and gas companies.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2014 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2014, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $75,000 per annum. We have in the past, and will continue to engage outside consultants in the future as necessary in order to ensure proper treatment of non-routine or complex accounting matters.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has issued a total of 6,764,500 shares to Ironridge and had reduced the original liability of $1,388,407 to $68,028. However, on February 24, 2014 a judge awarded Ironridge a third order enforcing prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim in paid. Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm. Ironridge claims that it is still owed $241,046. The Company has increased the balance due to Ironridge to $241,046 at December 31, 2013. During the three months ended March 31, 2014, the Company issued to Ironridge 5,000,000 shares of common stock valued at $4,550. The balance due to Ironridge at March 31, 2014 was $236,496.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

During the three months ended March 31, 2014, the Company issued 26,809,091 shares to ASC Recap LLC (Leblanc) for the conversion of $14,720 of debentures and $1,200 of bank fees.

During the three months ended March 31, 2014, the Company issued 69,814,686 shares to Asher Enterprise for the conversion of $47,980 of debentures and $1,300 of accrued interest.

During the three months ended March 31, 2014, the Company issued 7,994,000 shares to Haverstock Manager LLC for the conversion of $6,096 of debentures.

During the three months ended March 31, 2014, the Company issued 5,000,000 shares to Irondridge Global IV Ltd for the conversion of $4,550 of debentures, pursuant to an Order of Approval of Stipulation for Settlement. The securities were issued in a transaction pursuant to Refulation D under Securities Act of 1933, as amended.

During the three months ended March 31, 2014, the Company issued 8,600,000 shares to JMJ Financial for the conversion of $7,523 of debentures.

During the three months ended March 31, 2014, the Company issued 3,000,000 shares to Al Kau for the conversion of $2,000 of debentures.

During the three months ended March 31, 2014, the Company issued 3,666,666 shares to La Jolla Cove Investors for the conversion of $500 of debentures.

During the three months ended March 31, 2014, the Company issued 3,637 shares to La Jolla Cove Investors for cash proceeds of $5,000.

During the three months ended March 31, 2014, the Company issued 14,543,612 shares to Redwood for the conversion of $7,272 of debentures.

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

Item 3. Defaults Upon Senior Securities

In May 2011, we completed a financing which generated aggregate gross cash proceeds of $2,550,000 through the sale of the convertible secured debentures and common stock purchase warrants.  Pursuant to the security agreement, between ourselves and the investors, we granted the investors a first priority lien on all assets acquired from Montecito pursuant to the Montecito Agreement.  The convertible debentures matured in May 2012 and bear interest at 9% per annum and are convertible at the holder’s option at any time into common stock at a conversion price of $1.50 per share. The convertible debentures will automatically be redeemed with a 30% premium upon a Change of Control or Listing Event (each as defined in the Note). Interest on the convertible debentures is payable quarterly in arrears in cash. The convertible debentures contain price ratchet anti-dilution protection. In addition the conversion price shall be adjusted if the conversion price of securities in a subsequent offering by us is adjusted pursuant to a make good provision. The shares of common stock issuable upon conversion of the convertible debentures are entitled to piggyback registration rights. Debentures totaling $70,424 have been converted into common stock. As of January 2014, all of the debentures have matured.  We are in default under the convertible debentures because we have not (i) repaid the debentures in the aggregate principal face amount of $2,453,032 or (ii) made the interest payments that were due starting on July 1, 2011 and continuing through the maturity dates.  As of March 31, 2014, the total interest that is due is $1,233,496 with interest continuing to accrue at the default interest rate of 18% per annum.  Furthermore, as a result of the conversions of notes payable between February and May 2012, the conversion price of the debentures has been reset to $0.00038 per share, which would result in the issuance of approximately 6.5 billion shares of common stock upon conversion of the principal amount, not including accrued interest.

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

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC.  We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum.  On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL. As of March 31, 2014 this note is in default.

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

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012.  The warrant has an exercise price of $5.00 per share and expires on July 31, 2015.  Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements.  As of March 31, 2014, this note is in default.

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

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals.  The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013.  The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015.   As of March 31, 2014, this note is in default.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific, an unaffiliated entity.   Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date.  March 31, 2014, all of these notes are currently in default.

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

Date: May 20, 2014

By: /s/ CHARLES VOLK

Charles Volk

Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

