Form 10-Q
period 2014-06-30
WORTHINGTON ENERGY, INC.
filed 2015-03-05
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of March 3, 2015, issuer had 2,868,077,366 outstanding shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$265	$166
Total Current Assets	265	166

Oil and gas properties, held for recession	–	5,698,563
Oil and gas properties	762,941	–
Property and equipment, net of accumulated depreciation	7,562	10,123
Other assets	14,610	14,610

Total Assets	$785,378	$5,723,462

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$620,892	$863,702
Accrued interest	122,756	1,340,122
Accrued liabilities	351,708	442,863
Payable to Tarpon Bay Partners, LLC	1,078,578	–
Payable to Ironridge Global IV, Ltd.	140,876	241,046
Payable to former officer	15,000	115,000
Unsecured convertible promissory notes payable, net of discount, in default	996,520	929,964
Secured notes payable, net of discount	533,040	620,512
Convertible debentures in default	–	2,453,032
Derivative liabilities	2,287,831	7,908,415
Total Current Liabilities	6,147,201	14,914,656

Long-Term Liabilities
Long-term asset retirement obligation	190,705	37,288

Total Liabilities	6,337,906	14,951,944

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized, none issued and outstanding	–	–
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 6,490,000,000 shares authorized, 2,530,877,041 and 47,476,293 shares issued and outstanding, respectively	2,530,876	47,476
Additional paid-in capital	24,585,517	26,435,670
Accumulated deficit	(32,669,921)	(35,712,628)
Total Stockholders' Deficiency	(5,552,528)	(9,228,482)

Total Liabilities and Stockholders' Deficiency	$785,378	$5,723,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Oil and gas revenues, net	$–	$–	$–	$–

Costs and Operating Expenses
Impairment loss on oil and gas properties	–	–	–	11,623
General and administrative expense	716,153	448,637	1,039,720	890,492
Total costs and operating expenses	716,153	448,637	1,039,720	902,115

Loss from operations	(716,153)	(448,637)	(1,039,720)	(902,115)

Other income (expense)
Change in fair value of derivative liabilities	413,924	1,238,545	1,117,306	1,402,514
Gain on recession of oil and gas properties	3,915,707	–	3,915,707	–
Interest expense	(27,411)	(143,246)	(173,318)	(308,233)
Financing costs and penalty interest	(199,460)	(271,945)	(484,931)	(597,758)
Amortization of debt discount	(165,543)	(179,025)	(292,337)	(530,829)
Amortization of deferred financing costs	–	(370,000)	–	(370,000)
Total other income (expense)	3,937,217	274,329	4,082,427	(404,306)

Net income (loss)	$3,221,064	$(174,308)	$3,042,707	$(1,306,421)

Earnings (loss) Common Share
Basic	$0.00	$(0.02)	$0.00	$(0.24)
Diluted	$0.00	$(0.02)	$0.00	$(0.24)

Basic and Diluted Weighted-Average Common Shares Outstanding
Basic	1,271,345,644	8,393,391	679,844,247	5,409,600
Diluted	32,636,478,657	8,393,391	32,044,977,260	5,409,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2014	1,000,000	$1,000	47,476,293	$47,476	$26,435,670	$(35,712,628)	$(9,228,482)

Issuance of common stock upon conversion of notes payable and accrued interest			1,697,923,758	1,697,923	(1,349,863)		348,060
Issuance of common stock to Ironridge Global IV, Ltd. in settlement of liabilities			391,000,000	391,000	(290,830)		100,170
Issuance of common stock to Tarpon Bay Partners, LLC in settlement of liabilities			310,026,000	310,026	(261,109)		48,917
Issuance of common stock for acquisition of oil and gas properties			70,000,000	70,000	56,000		126,000
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures			13,444,444	13,444	(12,544)		900
Issuance of common stock to La Jolla Cove Investors, Inc. under an equity investment agreement			6,546	7	8,993		9,000
Issuance of common stock to Caro Capital, Inc. under an equity investment agreement			1,000,000	1,000	(800)		200
Net Income						3,042,707	3,042,707

Balance - June 30, 2014	1,000,000	$1,000	2,530,877,041	$2,530,876	$24,585,517	$(32,669,921)	$(5,552,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$3,042,707	$(1,306,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss on oil and gas properties	–	11,623
Share-based compensation for services	–	84,214
Financing costs and penalty interest	484,931	597,758
Amortization of debt discount	292,337	530,829
Amortization of deferred financing costs	–	370,000
Gain on recession of oil and gas properties	(3,915,707)	–
Accretion of asset retirement obligation	3,764	–
Depreciation expense	2,561	2,548
Change in fair value of derivative liabilities	(1,117,306)	(1,402,514)
Change in assets and liabilities:
Prepaid expense and other current assets	–	36,308
Other assets	–	100,000
Accounts payable and accrued liabilities	864,848	572,043
Net Cash Used In Operating Activities	(341,865)	(403,612)

Cash Flows From Investing Activities
Purchase of property and equipment	–	(866)
Net Cash Used in Investing Activities	–	(866)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	9,200	144,000
Proceeds from issuance of convertible notes and other debt, less amount held in attorney's trust accounts	332,764	260,500
Payment on principal on notes payable	–	(3,750)
Net Cash Provided By Financing Activities	341,964	400,750

Net Increase (Decrease) In Cash and Cash Equivalents	99	(3,728)
Cash and Cash Equivalents At Beginning Of Period	166	8,065
Cash and Cash Equivalents At End Of Period	$265	$4,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	13,650
Cash paid during the period for taxes	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative liabilities recorded as valuation discounts	$372,764	$1,078,258
Common stock issued for conversion of notes and accrued interest	$348,960	$1,645,725
Common stock issued for Ironridge Global IV Ltd settlement	$100,170	$1,405,495
Common stock issued for Tarpon Bay Partners LLC settlement	$48,917	$–
Acquisition of oil and gas properties with common stock and secured notes	$762,941	$–
Common and preferred stock issued for executive compensation	$–	$25,000
Cancelation of common stock in connection with Black Cat Exploration & Production, LLC settlement	$–	$54,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Three and Six months Ended June 30, 2014 and 2013

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

Nature of Operations – As further described in Note 2 to these consolidated financial statements, the Company commenced acquiring working interests in oil and gas properties in June 2005.  We are in the business of acquiring, exploring and developing oil and gas-related assets. The Company was considered to be in the exploration stage through March 31, 2014. In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board (FASB) issued new guidance that removed incremental financial reporting requirements from generally accepted accounting principles in the United States for development and exploration stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of June 30, 2014, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. The results of operations for the six months ended June 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2013, included in its annual report on Form 10-K filed with the SEC on April 16, 2014.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. At June 30, 2014, the Company has a working capital deficit of $6,146,936 and a stockholders’ deficiency of $5,552,528 and a significant portion of the Company’s debt is in default. The Company also used cash of $341,865 in its operating activities during the six months ended June 30, 2014 and $228,024 during the year ended December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves. At June 30, 2014 and December 31, 2013, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to operations. The Company has not yet obtained a reserve report on its producing properties in Kansas because the properties are considered to be in the exploration stage.

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

Asset Retirement Obligation – The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2014 and December 31, 2013, the Company had an ARO of $190,705 and $37,288, respectively.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. As of June 30, 2014 and 2013 there were options, warrants, and stock awards to acquire 2,493,270 and 2,029,594 shares of common stock outstanding and promissory notes and debentures convertible into an aggregate of 31,365,133,013 and 545,676,610 shares of common stock outstanding. The table below shows the calculation of basic and diluted earnings (loss) per shares:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	1,271,345,644	8,393,391	679,844,247	5,409,600
Net income (loss)	$3,221,064	$(174,308)	$3,042,707	$(1,306,421)
Earnings (loss) per common share, basic	$0.00	$(0.02)	$0.00	$(0.24)

Diluted:
Weighted average common shares outstanding	1,271,345,644	8,393,391	679,844,247	5,409,600
Dilutive effect of conversion of convertible debt	31,365,133,013	–	31,365,133,013	–
Assumed average common shares outstanding	32,636,478,657	8,393,391	32,044,977,260	5,409,600

Net income (loss)	$3,221,064	$(174,308)	$3,042,707	$(1,306,421)
Deduct Change in fair value of derivative	(413,924)	–	(1,117,306)	–
Add interest and financing costs on convertible debentures	226,871	–	658,249	–
Add amortization of discounts on convertible debentures	165,543	–	292,337	–
Net income (loss) for diluted earnings (loss) per common shares	$3,199,554	$(174,308)	$2,875,987	$(1,306,421)
Earnings (loss) per common share, diluted	$0.00	$(0.02)	$0.00	$(0.24)

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

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

●	Level one – Quoted market prices in active markets for identical assets or liabilities;

●	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at June 30, 2014 are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability - conversion feature of debentures and related warrants	$–	$–	$–	$–

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,287,831	$–	$2,287,831

Liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability - conversion feature of debentures and related warrants	$–	$5,467,223	$–	$5,467,223

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,441,192	$–	$2,441,192

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

Recently Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended June 30, 2014, and will no longer present the inception-to-date information formally required.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Oil and Gas Properties, Held for Recession

On May 6, 2011, the Company acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases from Montecito Offshore, L.L.C. (Montecito) located in the Vermillion 179 tract in the Gulf of Mexico offshore from Louisiana, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock. The leasehold interest was capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for 30,000 shares of the Company’s common stock based on a closing price of $122.50 per share on the closing date, and $23,563 in acquisition costs. In conjunction with the acquisition, the Company issued $2,550,000 of convertible debentures secured by the leases (see Note 7). In December 2011, Montecito filed a lawsuit to rescind the asset sale transaction. No drilling or production activities was ever commenced in the Vermillion 179 tract by the Company.

On May 27, 2014, the parties entered into a Joint Motion to Dismiss to close the case whereby the sale was rescinded, the leasehold interests were returned to Montecito, and the Company’s secured note payable of $500,000 to Montecito (see Note 6) and convertible debentures of $2,453,032 (see Note 7) were extinguished. The Company accounted for the transaction as an exchange of the oil and gas asset for the debt and an extinguishment of a debt related derivative liability (see Note 8). The Company recorded a gain on the recession of $3,915,707 by removing the following balances of assets and liabilities from its books as of May 27, 2014:

Assets
Oil and gas properties	$5,698,563
Total assets rescinded	5,698,563

Liabilities
Accrued interest	1,364,181
Secured note payable	500,000
Convertible debentures	2,453,032
Long-term asset retirement obligation	37,288
Total Liabilities extinguished	4,354,501

Subtotal-loss on exchange of oil and gas properties for debt	(1,344,062)

Extinguishment of derivative liabilities related to convertible debentures	5,259,769

Gain on recession	$3,915,707

Note 3 – Oil and Gas Properties

Oil and gas properties consisted of the following:

	June 30, 2014	December 31, 2013
ADR leases	$344,470	–
Sunwest leases	418,471	–
Total	$762,941	–

On April 17, 2014, the Company completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR). The assets of ADR consist of multiple non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres, none of which are currently operating. We also acquired ADR's patents related to enhanced oil recovery. The ADR acquisition has been capitalized in the amount of $344,470, representing a $125,000 note payable (See Note 6), $126,000 for the fair value of the issuance of 70,000,000 shares of the Company’s common stock based on the closing price of $0.0018 per share on the closing date, and $93,470, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the ADR oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At June 30, 2014, there was no production at the ADR oil and gas leases and the capitalized costs of the ADR oil and gas leases at June 30, 2014 were not subject to amortization.

On April 18, 2014, the Company purchased certain assets from Sunwest Group, LLC (Sunwest) consisting of 18 non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The Sunwest acquisition has been capitalized in the amount of $418,471, representing a $325,000 note payable (see Note 6), and $93,471, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the Sunwest oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At June 30, 2014, there was no production at the Sunwest oil and gas leases and the capitalized costs of the Sunwest oil and gas assets at June 30, 2014 were not subject to amortization.

Note 4 – Payable to Ironridge Global IV, Ltd. and Payable to Tarpon Bay Partners, LLC

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

Since the issuance of the Initial Shares, the Company issued an additional 194,200 shares of common stock during the year ended December 31, 2012 (for an aggregate value of $531,689) which has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge. During the year ended December 31, 2013 the Company issued an additional 6,550,000 shares of common stock to Ironridge with an aggregate value of $1,421,595. At that time, the Company believed it had a remaining obligation to Ironridge of $68,028. However, on February 24, 2014, Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm and claimed that it was still owed $241,046. A judge awarded Ironridge a third order enforcing a prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim is paid. On February 26, 2014, the Company issued to Ironridge 5,000,000 shares of common stock valued at $4,550. During the three months ended June 30, 2014, the Company issued Ironridge an additional 386,000,000 shares of common stock valued at $95,620 and at June 30, 2014, the balance due to Ironridge was $140,876.

Tarpon Bay Partners LLC

In 2014, Tarpon Bay Partners LLC (Tarpon) assumed $1.1 million of past due accounts payable and accrued compensation of the Company from various creditors of the Company. Tarpon then commenced an action against the Company to recover the aggregate of the past due accounts. On April 21, 2014, the Circuit Court of the Second Judicial Circuit for Leon County, Florida approved an agreement between the Company and Tarpon, in which the Company agreed to issue shares of the Company’s common stock to Tarpon sufficient to generate proceeds equal to the aggregate of the past due accounts. In addition, Tarpon will receive a fee of approximately 43% based on the proceeds. The Company will record the fees as the shares are issued and the past due accounts are paid. The past due amounts assumed are current liabilities until settled under the assignment agreement.

In connection with the settlement, during the six months ended June 30, 2014, the Company issued to Tarpon 310,026,000 shares of common stock valued at $48,917 and at June 30, 2014, the balance due to Tarpon was $1,078,578.

Note 5 – Unsecured Convertible Promissory Notes Payable

A summary of unsecured convertible promissory notes at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$110,160	$59,273	$50,887	$111,900	$7,473	$104,427
GEL Properties, LLC	126,280	1,288	124,992	149,000	13,486	135,514
Prolific Group, LLC	77,900	–	77,900	79,900	11,849	68,051
Haverstock Master Fund, LTD and Common Stock, LLC	317,476	–	317,476	289,906	–	289,906
Redwood Management LLC	193,115	31,833	161,282	–	–	–
AGS Capital Group	25,000	13,542	11,458	–	–	–
Hanover Holdings	31,500	23,625	7,875	–	–	–
LG Group	70,669	53,625	17,044	–	–	–
IBC	51,614	32,986	18,629	–	–	–
Magna Group	10,000	–	10,000	–	–	–
Charles Volk (related party)	125,000	–	125,000	125,000	53,596	71,404
Various Other Individuals and Entities	73,977	–	73,977	285,000	24,338	260,662
	$1,212,691	$216,172	$996,520	$1,040,706	$110,742	$929,964

At December 31, 2013, the unsecured convertible promissory notes payable totaled $1,040,706 and are generally due within one year from the date of issuance, bear interest at rates ranging from 8% to 12% and are convertible into shares of our common stock at discounts ranging from 30% to 70% of the Company’s common stock market price during a certain time period, as defined in the agreements. Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, that the conversion price will be reduced to the amount of consideration per share of the stock issuance.

During the six months ended June 30, 2014, the Company issued $332,764 of unsecured convertible promissory notes to various entities. The convertible promissory notes bear interest from 8% to 12% per annum, are convertible into shares of our common stock at discounts ranging from 49% to 70%, contain reset provisions, and are due from six months to 12 months after the issuance date. Approximately $163,000 of the notes were not paid when due, and are currently in default. Under authoritative guidance of the FASB, due to the variable conversion prices and reset provisions, the Company accounted for the conversion features of these notes as instruments which do not have fixed settlement provisions and are deemed to be derivative instruments (see Note 7). The Company determined the aggregate fair value of the derivative liabilities related to these notes was $756,492, of which $372,764 was recorded as note discount (up to the face amount of the notes) to be amortized over the term of the related notes, and the balance of $383,728 is recorded in current period financing costs and penalty interest expense.

During the six months ended June 30, 2014, notes payable and accrued interest and fees in the aggregate balance of $80,881 previously classified as secured notes were added to unsecured convertible notes after the holders of the notes sold their interests in the notes to Magna Group (see Note 6). Also during the six months ended June 30, 2014, the Company increased certain notes by $101,203 to reflect an increase in the principal amount due to an event of default occurring, which was included in financing costs and penalty interest expense.

During the six months ended June 30, 2014, $342,863 of notes payables and $5,197 of accrued interest were converted into 1,697,923,758 shares of the Company’s common stock.

Most of our unsecured convertible promissory notes payable are in default at June 30, 2014. During the six months ended June 30, 2014 and 2013, the Company recognized interest expense from the amortization of discounts in the amount of $267,334 and $308,233, respectively.

Note 6 – Secured Notes Payable

A summary of secured notes payable at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Montecito Offshore, LLC	$–	$–	$–	$500,000	$–	$500,000
Bridge Loan Settlement Note	–	–	–	40,000	–	40,000
What Happened LLC	–	–	–	21,575	–	21,575
La Jolla Cove Investors, Inc.	83,040	–	83,040	83,940	25,003	58,937
ADR Acquisition Note	125,000	–	125,000	–	–	–
Sunwest Group LLC	325,000	–	325,000	–	–	–
	$533,040	$–	$533,040	$645,515	$25,003	$620,512

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount up to 93%. The Montecito Offshore LLC note was secured by a second lien mortgage, and was extinguished on May 27, 2014 (see Note 2). During the six months ended June 30, 2014, the notes payable for the Bridge Loan Settlement Note and to La Jolla Cove Investors, Inc. were sold by their holders to Magna Group and the aggregate principal balance of $61,575 was transferred to unsecured convertible promissory notes (See Note 5). The note payable to La Jolla Cove Investors was due April 30, 2013, is currently in default, and contains a variable conversion feature which is deemed to be a derivative instrument (see Note 7). In April 2014, the ADR Acquisition note and Sunwest Group LLC note were issued in conjunction with the acquisition of oil and gas properties (see Note 3). The ADR Acquisition note bears interest at 6% per annum, is secured by the property acquired and was due on August 15, 2014. This note has not been repaid and is currently in default. The Sunwest Group, LLC note bears interest at 6% per annum is secured by the property acquired and was due on October 14, 2014. This note has not been repaid and is currently in default.

During the six months ended June 30, 2014, $900 of notes payables to La Jolla Cove Investors were converted into 13,444,444 shares of the Company’s common stock.

During the six months ended June 30, 2014 and 2013, the Company recognized interest expense from the amortization of discounts in the amount of $25,003 and $41,380, respectively.

Note 7 - Convertible Debentures

In May 2011 the Company sold units to certain investors for aggregate cash proceeds of $2,550,000 at a price of $30,000 per unit, consisting of a secured convertible debenture of $30,000 and a warrant to purchase 400 shares of the Company’s common stock. The debentures were secured by certain oil and gas leases (see Note 2). The convertible debentures matured in May, 2012 and originally accrued interest at 9% per annum.  The debentures were convertible at the holder’s option at any time into common stock at a conversion price originally set at $150.00 per share.  The Company was in default under the convertible debentures beginning in July 2011, and the Company accrued interest at the default interest rate is 18% per annum commencing on July 1, 2011.

On May 27, 2014, the Company’s obligations under the secured debentures of $2,453,032 was extinguished in conjunction with the recession of the secured oil and gas leases by the Company (see Note 2).

The debentures contained price ratchet anti-dilution protection.  The Company has determined that this anti-dilution reset provision caused the conversion feature to be bifurcated from the debentures, treated as a derivative liability, and accounted for as a valuation discount at its fair value.  On May 27, 2014, the derivative liability related to the convertible debentures was $5,259,769 and was extinguished due to the recession and recorded as part of the gain on recession (see Notes 2 and 8).

Note 8 – Derivative Liabilities

Under the authoritative guidance of the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. All of the notes described in Notes 4 and 5 that contain a reset provision or have a conversion price that is a percentage of the market price contain embedded conversion features which are considered derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The conversion feature of the Company’s Debentures (described in Note 6), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.

As of June 30, 2014 and December 31, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

		New Derivatives
		Issued During
		Six Months Ended
	June 30,	June 30,	December 31,
	2014	2014	2013
Conversion feature:
Risk-free interest rate	0.13%	0.11% to 0.13%	0.13%
Expected Volatility	462%	421% to 469%	425%
Expected life (in years)	.12 to .95	.50 to 1.0	.04 to .62
Expected dividend yield	0%	0%	0%

Warrants:
Risk-free interest rate	0.13%	N/A	0.13%
Expected Volatility	462%	N/A	425%
Expected life (in years)	1.08 to 2.68	N/A	1.6 to 3.6
Expected dividend yield	0%	N/A	0%

Fair Value
Conversion feature	2,287,596	756,491	7,896,892
Warrants	235	–	11,523
	$2,287,831	$756,491	$7,908,415

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

At June 30, 2014 and December 31, 2013, the fair value of the aggregate derivative liability of the conversion features and warrants was $2,287,831 and $7,908,415, respectively. During the six months ended June 30, 2014, we recognized additional derivative liabilities of $756,491, related to the issuances of convertible promissory notes payable (see Note 5). For the three and six months ended June 30, 2014 and 2013 the Company recorded a change in fair value of the derivative liability of $1,117,306 and $1,402,514, respectively. For the three months ended June 30, 2014, a derivative liability of $5,259,769 related to convertible debentures was extinguished and recorded as part of the recession of notes related to oil and gas properties (see Notes 2 and 7).

Note 9 – Preferred and Common Stock

Issuance of Common Stock for Cash

During the six months ended June 30, 2014, the Company sold 1,006,546 shares of common stock at an average price of $0.009 per share for total proceeds of $9,200.

Equity Investment Agreements

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

During the six months ended June 30, 2014, the Company received notices of purchase from La Jolla under the Equity Investment Agreement totaling $9,000, pursuant to which the Company issued 6,546 shares of common stock at a weighted average price of $1.37 per share. In addition, during the six months ended June 30, 2014, the Company issued 1,000,000 shares of common stock to Caro Capital Inc. under an equity investment agreement at a weighted average price of $0.0002 per share.

Issuance of Common Stock for Debt

During the six months ended June 30, 2014, the Company issued:

•	1,697,923,758 shares of its common stock to the holders of certain unsecured convertible promissory notes payable in exchange for $348,060 of notes payable and accrued interest,

•	13,444,444 shares of its common stock to La Jolla Cover Investors, Inc. in exchange for $900 of secured notes payable,

•	391,000,000 shares of its common stock to Ironridge Global IV, Ltd. in exchange for $100,170 of debt, and

•	310,026,000 shares of its common stock to Tarpon Bay Partners LLC. in exchange for $48,917 of debt.

Issuance of Common Stock for acquisition

In April 2014, the Company issued 70,000,000 shares of its common stock to American Dynamic Resources, Inc. (ADR) related to the acquisition of certain oil and gas properties from ADR (see Note 3).

Note 10 – Stock Options and Warrants

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

A summary of stock option and compensation-based warrant activity for the six months ended June 30, 2014 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	92,300	$33.52	2.7	$–
Granted or issued	–
Expired or forfeited	(8,400)	121.43

Exercisable at June 30, 2014	83,900	$24.72	2.7	$–

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	2,409,370	$0.38	2.4	$–
Granted or issued	–
Expired or forfeited	(37,400)
Outstanding at June 30, 2014	2,371,970	$0.38	1.9	$–

Note 11 – Related Party Transactions

Payable to Related Parties

Warren Rothouse was appointed to be a director of the Company in October 2012. Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety). Surety has provided investor relations services to the Company in recent years. On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014. The agreement provided for monthly payments of $6,500 for Surety’s services. In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock. The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis. The term of the warrants is three years. On February 27, 2013, the Company amended the November 7, 2012 agreement. Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $30,000 for the six months ended June 30, 2014. The balance due to Surety at June 30, 2014 and December 31, 2013 was $110,602 and $113,300, respectively, included on the Company’s accounts payable balance.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company. On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman. The term of the agreement is for twelve months and provides for monthly compensation of $8,330. As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share. Compensation earned by Mr. Pinkman under the consulting agreement was $17,121 for the year ended December 31, 2013 and June 30, 2014, of which approximately $7,000 remained outstanding and included on the Company’s Accounts payable balance at December 31, 2013 and June 30, 2014.

Note 12 – Income Taxes

For the three and six months ended June 30, 2014, net income was $3,221,064 and $3,042,707, respectively, and the Company did not record any provision for income taxes primarily because the income in 2014 is a result of the extinguishment of a derivative liability due to the recession of the property discussed in Note 2. The income from the removal of the derivative liability is not considered income for tax purposes. For the three and six months ended June 30, 2013, the net loss was $174,308 and $1,306,451 respectively, and the Company did not record any provisions for income taxes.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of June 30, 2014, the Company does not have any liabilities for unrecognized tax uncertainties.

Note 13 – Subsequent Events

Subsequent to June 30, 2014, the Company issued:

•	67,200,325 shares of its common stock to the holders of certain unsecured convertible promissory notes payable in exchange for $3,360 of notes payable,

•	270,000,000 shares of its common stock to Ironridge Global IV, Ltd. in exchange for $18,900 of debt

•	In August 2015, the Company issued a convertible note for consulting services in the amount of $75,000. The note is unsecured, due on June 1, 2015, bear interest at 6% per annum, and may be converted after 180 days of issuance at a 50% discount to the price of the Company’s common stock,

•	In September 2015, the Company issued a note payable in the amount of $15,000. The note is unsecured, due 90 days after issuance, and bear interest at 10% per annum,

•	In January 2015, the Company issued two convertible notes in the aggregate of $47,500. The notes are unsecured, due in one year, bear interest at 8% per annum, and contain a $9,500 original issue discount. The notes may be converted after 180 days of issuance at a 45% discount to the price of the Company’s common stock over a period of trading days, as defined. The notes contains certain covenants and events of default, and increases in principal amount and interest rates in the event of defaults.

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

In Texas, we had working interests ranging from 4% to 31.75% (net revenue interests ranging from 3% to 23.8125%) in the various wells in which we had participated. In the Gulf of Mexico, we had a 70% leasehold working interest, with a net revenue interest of 51.975% of certain oil and gas leases in the Vermillion 179 tract. VM 179 is adjacent to Exxon's VM 164 #A9 well. In May 2014, we agreed to rescind our interest in VM 179 in exchange for the extinguishment of certain debt. The transaction was recorded in May 2014.

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

Background

VM 179

On May 6, 2011, we acquired a 70% leasehold working interest, with a net revenue interest of 51.975%, of certain oil and gas leases from Montecito Offshore, L.L.C. (Montecito) located in the Vermillion 179 tract in the Gulf of Mexico offshore from Louisiana, for $1,500,000 in cash, a subordinated promissory note in the amount of $500,000, and 30,000 shares of common stock.  The leasehold interest was capitalized in the amount of $5,698,563, representing $2,000,000 in cash and promissory note, $3,675,000 for 30,000 shares of our common stock based on a closing price of $122.50 per share on the closing date, and $23,563 in acquisition costs.  In conjunction with the acquisition, we issued $2,550,000 of convertible debentures secured by the leases. In December 2011, Montecito filed a lawsuit to rescind the asset sale transaction. No drilling or production activities was ever commenced in the Vermillion 179 tract by us.

On May 27, 2014, the parties entered into a Joint Motion to Dismiss to close the case whereby the sale was rescinded, the leasehold interests were returned to Montecito, and our secured note payable of $500,000 to Montecito and convertible debentures of $2,453,032 were extinguished. We accounted for the transaction as an exchange of the oil and gas asset for the debt and an extinguishment of a debt related derivative liability. We recorded a gain on the recession of $3,915,707 by removing the following balances of assets and liabilities from its books as of May 27, 2014:

Assets
Oil and gas properties	$5,698,563
Total assets rescinded	5,698,563

Liabilities
Accrued interest	1,364,181
Secured note payable	500,000
Convertible debentures	2,453,032
Long-term asset retirement obligation	37,288
Total Liabilities extinguished	4,354,501

Subtotal-loss on exchange of oil and gas properties for debt	(1,344,063)

Extinguishment of derivative liabilities related to convertible debentures	5,259,769

Gain on recession	$3,915,707

Kansas Properties

On April 17, 2014, the Company completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR). The assets of ADR consist of multiple non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres, none of which are currently operating. We also acquired ADR's patents related to enhanced oil recovery. The ADR acquisition has been capitalized in the amount of $344,470, representing a $125,000 note payable, $126,000 for the fair value of the issuance of 70,000,000 shares of the Company’s common stock based on the closing price of $0.0018 per share on the closing date, and $93,470, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the ADR oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At June 30, 2014, there was no production at the ADR oil and gas leases and the capitalized costs of the ADR oil and gas leases at June 30, 2014 were not subject to amortization.

On April 18, 2014, the Company purchased certain assets from Sunwest Group, LLC (Sunwest) consisting of 18 non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The Sunwest acquisition has been capitalized in the amount of $418,471, representing a $325,000 note payable, and $93,471, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the Sunwest oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At June 30, 2014, there was no production at the Sunwest oil and gas leases and the capitalized costs of the Sunwest oil and gas assets at June 30, 2014 were not subject to amortization.

Results of Operations

Comparison of the Three and Six months Ended June 30, 2014 and 2013

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three months and six months ended June 30, 2014 and 2013. The historical level of oil and gas production has not been significant. Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $1,039,720 for the six months ended June 30, 2014, compared to $902,115 for the six months ended June 30, 2013, representing an increase of $137,605 and our costs and operating expenses were $716,153 for the three months ended June 30, 2014, compared to $448,637 for the three months ended June 30, 2012, representing an increase of $267,516. The increase in our costs and operating expenses are primarily a result of increases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three and six months ended June 30, 2014 and 2013. Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and the oil wells are shut in and not producing.

Impairment loss on oil and gas properties – During the six months ended June 30, 2013, we recognized an impairment loss of $11,623 on our Mustang Island 818-L lease. As part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease well. We have evaluated the accounting effects of the settlement agreement and concluded that impairment in the approximate amount of $11,623 should be recorded, which has been reflected in the accompanying consolidated financial statements as of June 30, 2013.

General and Administrative Expense – General and administrative expense was $1,039,720 for the six months ended June 30, 2014 as compared to $890,492 for the six months ended June 30, 2013, representing an increase of $149,228. The increase in general and administrative expense during the six months ended June 30, 2014 is principally related to increases of: (1) $470,884 for legal and consulting fees; offset by a decrease of $198,018 in penalties and a decrease of $200,000 in stocks issued for services. The increase in consulting services represents an increase in payments related to investor relations, energy, financing, and general business services as a result of a general increased need for such consulting services.

Other Income (Expense)

Change in fair value of derivative liabilities – We issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions. In addition, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection. These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using a probability weighted average Black Scholes-Merton pricing model. The fair value of these derivative liabilities was estimated to be $2,287,831 and $7,908,415 as of June 30, 2014 and December 31, 2013, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $1,117,306 and $1,402,514 for the six months ended June 30, 2014 and 2013, respectively and we recognized $413,924 and $1,238,545 for the three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014, a derivative liability of $5,259,769 related to convertible debentures was extinguished and recorded as part of the gain on recession of oil and gas properties.

Gain on recession of oil and gas properties – We recognized a gain on the recession of oil and gas properties during the six months ended June 30, 2014 of $3,915,707. As discussed above, on May 27, 2014, we entered into an agreement with Montecito whereby the sale was rescinded, the leasehold interests were returned to Montecito, and our secured note payable of $500,000 to Montecito and convertible debentures of $2,453,032 were extinguished. We accounted for the transaction as an exchange of the oil and gas asset for the debt and an extinguishment of a debt related derivative liability. We recorded a gain on the recession of $3,915,707 by removing the assets and liabilities from its books as of May 27, 2014. There was no such gain during the six months ended June 30, 2013.

Interest Expense – We incurred interest expense of $173,318 and $308,233 for the six months ended June 30, 2014 and 2013, respectively and we incurred interest expense of $27,411 and $143,246 for the three months ended June 30, 2014 and 2013, respectively. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt in the six months ended June 30, 2014 as compared to June 30, 2013.

Financing costs and penalty interest – We incurred financing costs and penalty interest expense of $484,931 and $597,758 for the six months ended June 30, 2014 and 2013, respectively and we incurred financing costs and penalty interest expense of $199,460 and $271,945 for the three months ended June 30, 2014 and 2013, respectively.

Amortization of discount on convertible notes and other debt – We have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions. The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $ 292,337 and $530,829 of discount on convertible notes and debentures for the six months ended June 30, 2014 and 2013, respectively and we have amortized $165,543 and $179,025 of discount on convertible notes and debentures for the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there is $216,172 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Although the net changes with respect to our revenues and our costs and operating expenses for the three and six months ended June 30, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

From our inception our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes and proceeds from the sale of common stock and warrants. During the six months ended June 30, 2014, we received $332,764 and $9,200 from the proceeds from the sale convertible notes and common stock, respectively, and during the six months ended June 30, 2013, we received $260,500 and $144,000 from the proceeds from the sale convertible notes and common stock, respectively.

At June 30, 2014, we had $265 in cash and we had a working capital deficit of $6,146,936, as compared to a deficit of $14,914,490 as of December 31, 2013. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt. The increase in the working capital deficit for the period ended June 30, 2014, is principally due to new unsecured convertible promissory notes payable issued. In addition, we have total stockholders’ deficiency of $5,552,528 at June 30, 2014 compared to total stockholders’ deficiency of $9,228,482 at December 31, 2013, a decrease in the stockholders’ deficiency of $3,675 954. The decrease in the stockholders’ deficiency for the six months ended June 30, 2014, is principally due to net gain generated by settlement with investors incurred during the year

Our operations used net cash of $341,865 during the six months ended June 30, 2014, compared to $403,612 of net cash used during the six months ended June 30, 2013. Net cash used in operating activities during the six months ended June 30, 2014, consisted of our net gain of $3,915,707, less, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

Our investing activities that used cash of $0 and $866 during the six months ended June 30, 2014 and 2013.

Financing activities provided $341,964 of cash during the six months ended June 30, 2014, compared to $400,750 during the six months ended June 30, 2013. Cash flows from financing activities during the six months ended June 30, 2014, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $332,764,and 2) proceeds from issuance of common stock and warrants for $9,200 Cash flows from financing activities during the six months ended June 30, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $260,500, 2) proceeds from issuance of common stock and warrants for $144,000 and 3) payment on principal on note payable of $3,750.

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

Below is a summary of our unsecured convertible promissory notes payable, secured notes payable and convertible debentures at June 30, 2014:

	June 30, 2014
	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Asher Enterprises, Inc.	$110,160	$59,273	$50,887
GEL Properties, LLC	126,280	1,288	124,992
Prolific Group, LLC	77,900	–	77,900
Haverstock Master Fund, LTD and Common Stock, LLC	317,476	–	317,476
Redwood Management LLC	193,115	31,833	161,282
AGS Capital Group	25,000	13,542	11,458
Hanover Holdings	31,500	23,625	7,875
LG Group	70,669	53,625	17,044
Magna Group	10,000	–	10,000
IBC	51,614	32,986	18,629
Charles Volk (related party)	125,000	–	125,000
Various Other Individuals and Entities	73,977	–	73,977
	$1,212,691	$216,172	$996,520

At December 31, 2013, the unsecured convertible promissory notes payable are generally due within one year from the date of issuance bear interest at rates ranging from 8% to 12% and are convertible into shares of our common stock at discounts ranging from 30% to 70%. Additionally, the notes have generally contained a reset provision that provides that if the Company issues or sells any shares of common stock for consideration per share less than the conversion price of the notes, then the conversion price will be reduced to the amount of consideration per share of the stock issuance.

During the six months ended June 30, 2014, the Company issued $376,858 of unsecured convertible promissory notes to various entities and received net proceeds of $332,764.  The convertible promissory notes bear interest from 8% to 12% per annum.  The principal and unpaid accrued interest are due from six months to twelve months after the issuance date. Most of our unsecured convertible promissory notes payable are in default at June 30, 2014.

Secured Notes Payable outstanding at June 30, 2014:

	June 30, 2014
	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Montecito Offshore, LLC	$–	$–	$–
Bridge Loan Settlement Note	–	–	–
What Happened LLC	–	–	–
La Jolla Cove Investors, Inc.	83,040	–	83,040
ADR Acquisition Note	125,000	–	125,000
Sunwest Group LLC	325,000	–	325,000
	$533,040	$–	$533,040

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount of 93%. The secured note payable to La Jolla Cove Investors was in default at June 30, 2014. Subsequent to June 30, 2014, the secured notes payable for the ADR Acquisition Note and Sunwest Group LLC, which were due August 15, 2014 and October 14, 2014, respectively, were not paid at maturity and are currently in default.

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

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1 of the Company’s June 30, 2014 Condensed Consolidated Financial Statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

c)	We lack a system to administratively review, audit or verify the reporting of revenues and expenditures in connection with the oil and gas properties on which we conduct activities. Similarly, we have not obtained units of production or similar third-party purchaser confirmation of the details of our oil and gas production. There is a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis without the ability to independently review and verify the results of our revenue and expenses related to our operations, and

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Montecito Offshore Litigation

On or about December 5, 2011, Montecito Offshore, LLC filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana against the Company by filing a Petition to Rescind Sale. The case is Montecito Offshore, LLC v. Paxton Energy, Inc. and Paxacq, Inc., Case No. 2011-12640. In this action, the plaintiff sought to rescind the asset sale transaction, whereby Montecito sold us interests in certain oil and gas leases in exchange for a $500,000 promissory note and 30,000 shares of the Company’s common stock. The Company filed a motion to dismiss the case on the grounds that plaintiff’s petition states no cause of action for contractual rescission of the asset sale transaction. In conjunction with the acquisition, the Company issued $2,550,000 of convertible debentures secured by mortgages.

In May 2014, the debt holders cancelled the outstanding mortgages and UCC-1’s along with recording the documents conveying the various interests into the public records and on May 27, 2014, the parties entered into a Joint Motion to Dismiss to close the case whereby the sale was rescinded, the leasehold interests were returned to Montecito, and our secured note payable of $500,000 to Montecito and convertible debentures of $2,453,032 were extinguished.

Ironridge Global IV, Ltd. v. Worthington Energy, Inc.,

In March 2012, Ironridge Global IV, Ltd. (“Ironridge”) filed a complaint against the Company for the payment of $1,388,407 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Ironridge had purchased from various creditors of the Company. The lawsuit was filed in the Superior Court of the State of California for the County of Los Angeles Central District, and the case was Ironridge Global IV, Ltd. v. Worthington Energy, Inc., Case No. BC 480184 .. On March 22, 2012, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

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

The Company had issued a total of 6,764,500 shares to Ironridge and had reduced the original liability of $1,388,407 to $68,028. However, on February 24, 2014 a judge awarded Ironridge a third order enforcing prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim in paid. Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm. Ironridge claims that it is still owed $241,046. The Company has increased the balance due to Ironridge to $241,046 at December 31, 2013. During the six months ended June 30, 2014, the Company issued to Ironridge 391,000,000 shares of common stock valued at $100,170. The balance due to Ironridge at June 30, 2014 was $140,876.

Tarpon Bay Partners LLC v. Worthington Energy, Inc.,

In April 2014, Tarpon Bay Partners LLC (“Tarpon”) filed a complaint against the Company for the payment of $1,127,495 in outstanding accounts payable, accrued compensation, accrued interest, and notes payable of the Company (the “Claim Amount”) that Tarpon had purchased from various creditors of the Company. The lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, and the case was Tarpon Bay Partners, LLC. v. Worthington Energy, Inc., Case No. 20147-CA-488 . On April 3, 2014, the court approved an Order for Approval of Stipulation for Settlement of Claims (the "Order").

During the six months ended June 30, 2014, the Company issued to Tarpon 310,026,000 shares of common stock valued at $48,917. The balance due to Tarpon at June 30, 2014 was $1,078,578.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

During the three months ended June 30, 2014, the Company issued 27,075,000 shares to ASC Recap LLC (Leblanc) for the conversion of $10,280 of debentures and $550 of bank fees.

During the three months ended June 30, 2014, the Company issued 243,400,000 shares to GEL for the conversion of $22,720 of debentures.

During the three months ended June 30, 2014, the Company issued 300,000,000 shares to Magna Group LLC for the conversion of $52,500 of debentures.

During the three months ended June 30, 2014, the Company issued 378,912,815 shares to Asher Enterprise for the conversion of $105,510 of debentures and $2,120 of accrued interest.

During the three months ended June 30, 2014, the Company issued 28,333,333 shares to Haverstock Manager LLC for the conversion of $11,500 of debentures.

During the three months ended June 30, 2014, the Company issued 386,000,000 shares to Ironridge Global IV Ltd for the conversion of $95,620 of debentures, pursuant to an Order of Approval of Stipulation for Settlement. The securities were issued in a transaction pursuant to Regulation D under Securities Act of 1933, as amended.

During the three months ended June 30, 2014, the Company issued 1,000,000 shares to Caro Capital LLC for the cash proceeds of $200.

During the three months ended June 30, 2014, the Company issued 25,166,666 shares to LG Capital Funding LLC for the conversion of $4,000 of debenture and $27 of accrued interest.

During the three months ended June 30, 2014, the Company issued 9,777,778 shares to La Jolla Cove Investors for the conversion of $400 of debentures.

During the three months ended June 30, 2014, the Company issued 2,909 shares to La Jolla Cove Investors for cash proceeds of $4,000.

During the three months ended June 30, 2014, the Company issued 25,545,397 shares to Redwood for the conversion of $25,864 of debentures.

During the three months ended June 30, 2014, the Company issued 234,000,000 shares to IBC Funds LLC for the conversion of $22,900 of debentures.

During the three months ended June 30, 2014, the Company issued 310,026,000 shares to Tarpon Bay Partners LLC for the conversion of $48,917 of debentures.

During the three months ended June 30, 2014, the Company issued 49,275,000 shares to Prolific Group LLC for the conversion of $2,000 of debentures.

During the three months ended June 30, 2014, the Company issued 70,000,000 shares to American Dynamic LLC for the purchase of assets in the value of $126,000.

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

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC. We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum. On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL. As of June 30, 2014 this note is in default.

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

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals. The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012. The warrant has an exercise price of $5.00 per share and expires on July 31, 2015. Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements. As of June 30, 2014, this note is in default.

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

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals. The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013. The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015. As of June 30, 2014, this note is in default.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific, an unaffiliated entity. Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC.  These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date. June 30, 2014, all of these notes are currently in default.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORTHINGTON ENERGY, INC.

Date: March 5, 2015

By: /s/ CHARLES VOLK

Charles Volk

Chief Executive Officer (Duly Authorized, Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

