Form 10-Q
period 2014-09-30
WORTHINGTON ENERGY, INC.
filed 2015-03-05
CIK 1342643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$–	$166
Other current assets	10,000	–
Total Current Assets	10,000	166

Oil and gas properties, held for recession	–	5,698,563
Oil and gas properties	762,941	–
Property and equipment, net of accumulated depreciation	6,412	10,123
Other assets	14,610	14,610

Total Assets	$793,963	$5,723,462

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$683,334	$863,702
Accrued interest	145,004	1,340,122
Accrued liabilities	412,688	442,863
Payable to Tarpon Bay Partners, LLC	1,078,578	–
Payable to Ironridge Global IV, Ltd.	121,976	241,046
Payable to former officer	15,000	115,000
Unsecured convertible promissory notes payable, net of discount, in default	1,121,345	929,964
Secured notes payable, net of discount	533,040	620,512
Convertible debentures in default	–	2,453,032
Derivative liabilities	2,316,353	7,908,415
Total Current Liabilities	6,427,318	14,914,656

Long-Term Liabilities
Long-term asset retirement obligation	195,512	37,288

Total Liabilities	6,622,830	14,951,944

Stockholders' Deficiency:
Undesignated preferred stock, $0.001 par value; 9,000,000 share authorized, none issued and outstanding	–	–
Series A convertible preferred stock, $0.001 par value; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 6,490,000,000 shares authorized, 2,868,077,366 and 47,476,293 shares issued and outstanding, respectively	2,868,076	47,476
Additional paid-in capital	24,270,577	26,435,670
Accumulated deficit	(32,968,520)	(35,712,628)
Total Stockholders' Deficiency	(5,828,867)	(9,228,482)

Total Liabilities and Stockholders' Deficiency	$793,963	$5,723,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Oil and gas revenues, net	$–	$–	$–	$–

Costs and Operating Expenses
Impairment loss on oil and gas properties	–	–	–	11,623
General and administrative expense	207,145	209,277	1,246,865	1,099,769
Total costs and operating expenses	207,145	209,277	1,246,865	1,111,392

Loss from operations	(207,145)	(209,277)	(1,246,865)	(1,111,392)

Other income (expense)
Change in fair value of derivative liabilities	113,780	(185,515)	1,231,086	1,216,999
Gain on recession of oil and gas properties	–	–	3,915,707	–
Interest expense	(24,748)	(142,968)	(198,066)	(451,201)
Financing costs and penalty interest	(67,301)	(18,067)	(552,232)	(615,825)
Amortization of debt discount	(113,185)	(194,902)	(405,522)	(725,731)
Amortization of deferred financing costs	–	–	–	(370,000)
Total other income (expense)	(91,454)	(541,452)	3,990,973	(945,758)

Net income (loss)	$(298,599)	$(750,729)	$2,744,108	$(2,057,150)

Earnings (loss) Common Share
Basic	$(0.00)	$(0.02)	$0.00	$(0.13)
Diluted	$(0.00)	$(0.02)	$0.00	$(0.13)

Basic and Diluted Weighted-Average Common Shares Outstanding
Basic	2,746,329,490	36,845,556	1,376,242,204	16,003,402
Diluted	2,746,329,490	36,845,556	34,241,375,217	16,003,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2014	1,000,000	$1,000	47,476,293	$47,476	$26,435,670	$(35,712,628)	$(9,228,482)

Issuance of common stock upon conversion of notes payable and accrued interest			1,765,124,083	1,765,123	(1,413,703)		351,420
Issuance of common stock to Ironridge Global Iv, Ltd. in settlement of liabilities			661,000,000	661,000	(541,930)		119,070
Issuance of common stock to Tarpon Bay Partners, LLC in settlement of liabilities			310,026,000	310,026	(261,109)		48,917
Issuance of common stock for acquisition of oil and gas properties			70,000,000	70,000	56,000		126,000
Issuance of common stock to La Jolla Cove Investors, Inc. upon conversion of convertible debentures			13,444,444	13,444	(12,544)		900
Issuance of common stock to La Jolla Cove Investors, Inc. under an equity investment agreement			6,546	7	8,993		9,000
Issuance of common stock to Caro Capital, Inc. under an equity investment agreement			1,000,000	1,000	(800)		200
Net Income						2,744,108	2,744,108

Balance - September 30, 2014	1,000,000	$1,000	2,868,077,366	$2,868,076	$24,270,577	$(32,968,520)	$(5,828,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows From Operating Activities
Net income (loss)	$2,744,108	$(2,057,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment loss on oil and gas properties	–	11,623
Share-based compensation for services	–	84,214
Financing costs and penalty interest	552,232	615,825
Amortization of debt discount	405,522	725,731
Amortization of deferred financing costs	–	370,000
Gain on recession of oil and gas properties	(3,915,707)	–
Accretion of asset retirement obligation	8,571	–
Depreciation expense	3,711	3,822
Change in fair value of derivative liabilities	(1,231,086)	(1,216,999)
Convertible note payable issued for consulting fees	75,000	–
Change in assets and liabilities:
Prepaid expense and other current assets	(10,000)	36,431
Other assets	–	100,000
Accounts payable and accrued liabilities	1,010,519	908,558
Net Cash Used In Operating Activities	(357,130)	(417,945)

Cash Flows From Investing Activities
Purchase of property and equipment	–	(866)
Net Cash Used in Investing Activities	–	(866)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock and warrants, net of registration and offering costs	9,200	144,000
Proceeds from issuance of convertible notes and other debt, less amount held in attorney's trust accounts	347,764	265,500
Payment on principal on notes payable	–	(3,750)
Net Cash Provided By Financing Activities	356,964	405,750

Net Decrease In Cash and Cash Equivalents	(166)	(13,061)
Cash and Cash Equivalents At Beginning Of Period	166	8,065
Cash and Cash Equivalents At End Of Period	$–	$(4,996)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$–	13,650
Cash paid during the period for taxes	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative liabilities recorded as valuation discounts	$447,763	$1,085,227
Common stock issued for conversion of notes and accrued interest	$352,320	$671,100
Common stock issued for Ironridge Global IV Ltd settlement	$119,070	$1,421,595
Common stock issued for Tarpon Bay Partners LLC settlement	$48,917	$–
Acquisition of oil and gas properties with common stock and secured notes	$762,941	$–
Common and preferred stock issued for executive compensation	$–	$75,000
Cancelation of common stock in connection with Black Cat Exploration & Production, LLC settlement	$–	$54,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORTHINGTON ENERGY, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Three and Nine months Ended September 30, 2014 and 2013

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

Condensed Interim Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these condensed consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s consolidated financial position as of September 30, 2014, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The results of operations for the nine months ended September 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Worthington Energy, Inc., and the notes thereto for the year ended December 31, 2013, included in its annual report on Form 10-K filed with the SEC on April 16, 2014.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue and is still considered to be in the exploration stage. At September 30, 2014, the Company has a working capital deficit of $6,417,318 and a stockholders’ deficiency of $5,828,867 and a significant portion of the Company’s debt is in default. The Company also used cash of $357,130 in its operating activities during the nine months ended September 30, 2014 and $228,024 during the year ended December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2013 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves. At September 30, 2014 and December 31, 2013, there were no capitalized costs subject to amortization. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to operations. The Company has not yet obtained a reserve report on its producing properties in Kansas because the properties are considered to be in the exploration stage.

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

Asset Retirement Obligation – The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of September 30, 2014 and December 31, 2013, the Company had an ARO of $195,512 and $37,288, respectively.

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

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. As of September 30, 2014 and 2013 there were options, warrants, and stock awards to acquire 2,493,270 and 2,029,594 shares of common stock outstanding and promissory notes and debentures convertible into an aggregate of 32,865,133,013 and 697,345,978 shares of common stock outstanding. The table below shows the calculation of basic and diluted earnings (loss) per shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Weighted average common shares outstanding	2,746,329,490	36,845,556	1,376,242,204	16,003,402
Net income (loss)	$(298,599)	$(750,729)	$2,744,108	$(2,057,150)
Earnings (loss) per common share, basic	$(0.00)	$(0.02)	$0.00	$(0.13)

Diluted:
Weighted average common shares outstanding	2,746,329,490	36,845,556	1,376,242,204	16,003,402
Dilutive effect of conversion of convertible debt	–	–	32,865,133,013	–
Assumed average common shares outstanding	2,746,329,490	36,845,556	34,241,375,217	16,003,402

Net income (loss)	$(298,599)	$(750,729)	$2,744,108	$(2,057,150)
Deduct change in fair value of derivative liabilities	–	–	(1,231,086)
Add interest and financing costs on convertible debentures	–	–	750,298	–
Add amortization of discounts on convertible debentures	–	–	405,522	–
Net income (loss) for diluted earnings (loss) per common shares	$(298,599)	$(750,729)	$2,668,842	$(2,057,150)
Earnings (loss) per common share, diluted	$(0.00)	$(0.02)	$0.00	$(0.13)

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

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at September 30, 2014 are summarized as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability - conversion feature of debentures and related warrants	$–	$–	$–	$–

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,316,353	$–	$2,316,353

Liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion feature of debentures and related warrants	$–	$5,467,223	$–	$5,467,223

Derivative liability - embedded conversion feature and reset provisions of notes	$–	$2,441,192	$–	$2,441,192

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

Assets
Oil and gas properties	$5,698,563
Total assets rescinded	5,698,563

Liabilities
Accrued interest	1,364,181
Secured note payable	500,000
Convertible debentures	2,453,032
Long-term asset retirement obligation	37,288
Total Liabilities extinguished	4,354,501

Subtotal-loss on exchange of oil and gas properties for debt	(1,344,062)

Extinguishment of derivative liabilities related to convertible debt	5,259,769
Gain on recession	$3,915,707

Note 3 – Oil and Gas Properties

Oil and gas properties consisted of the following:

	September 30, 2014	December 31, 2013
ADR leases	$344,470	–
Sunwest leases	418,471	–
Total	$762,941	–

On April 17, 2014, the Company completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR). The assets of ADR consist of multiple non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres, none of which are currently operating. We also acquired ADR's patents related to enhanced oil recovery. The ADR acquisition has been capitalized in the amount of $344,470, representing a $125,000 note payable (See Note 6), $126,000 for the fair value of the issuance of 70,000,000 shares of the Company’s common stock based on the closing price of $0.0018 per share on the closing date, and $93,470, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the ADR oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At September 30, 2014, there was no production at the ADR oil and gas leases and the capitalized costs of the ADR oil and gas leases at September 30, 2014 were not subject to amortization.

On April 18, 2014, the Company purchased certain assets from Sunwest Group, LLC (Sunwest) consisting of 18 non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The Sunwest acquisition has been capitalized in the amount of $418,471, representing a $325,000 note payable (see Note 6), and $93,471, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the Sunwest oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At September 30, 2014, there was no production at the Sunwest oil and gas leases and the capitalized costs of the Sunwest oil and gas assets at September 30, 2014 were not subject to amortization.

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

Since the issuance of the Initial Shares, the Company issued an additional 194,200 shares of common stock during the year ended December 31, 2012 (for an aggregate value of $531,689) which has been accounted for as the reduction of a proportionate amount of the calculated fair value of the original liability to Ironridge. During the year ended December 31, 2013 the Company issued an additional 6,550,000 shares of common stock to Ironridge with an aggregate value of $1,421,595. At that time, the Company believed it had a remaining obligation to Ironridge of $68,028. However, on February 24, 2014, Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm and claimed that it was still owed $241,046. A judge awarded Ironridge a third order enforcing a prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim is paid. On February 26, 2014, the Company issued to Ironridge 5,000,000 shares of common stock valued at $4,550. During the nine months ended September 30, 2014, the Company issued Ironridge an additional 661,000,000 shares of common stock valued at $119,070 and at September 30, 2014, the balance due to Ironridge was $121,976.

Tarpon Bay Partners LLC

In 2014, Tarpon Bay Partners LLC (Tarpon) assumed $1.1 million of past due accounts payable and accrued compensation of the Company from various creditors of the Company. Tarpon then commenced an action against the Company to recover the aggregate of the past due accounts. On April 21, 2014, the Circuit Court of the Second Judicial Circuit for Leon County, Florida approved an agreement between the Company and Tarpon, in which the Company agreed to issue shares of the Company’s common stock to Tarpon sufficient to generate proceeds equal to the aggregate of the past due accounts. In addition, Tarpon will receive a fee of approximately 43% based on the proceeds. The Company will record the fees as the shares are issued and the past due accounts are paid. The past due accounts assumed are current liabilities until settled under the assignment agreement.

In connection with the settlement, during the nine months ended September 30, 2014, the Company issued to Tarpon 310,026,000 shares of common stock valued at $48,917 and at September 30, 2014, the balance due to Tarpon was $1,078,578.

Note 5 – Unsecured Convertible Promissory Notes Payable

A summary of unsecured convertible promissory notes at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Asher Enterprises, Inc.	$110,160	$30,455	$79,705	$111,900	$7,473	$104,427
GEL Properties, LLC	126,280	–	126,280	149,000	13,486	135,514
Prolific Group, LLC	77,900	–	77,900	79,900	11,849	68,051
Haverstock Master Fund, LTD and Common Stock, LLC	317,476	–	317,476	289,906	–	289,906
Redwood Management LLC	189,755	5,500	184,255	–	–	–
AGS Capital Group	25,000	7,291	17,709	–	–	–
Hanover Holdings	31,500	15,750	15,750	–	–	–
LG Group	70,669	35,750	34,919	–	–	–
IBC	51,614	20,082	31,532	–	–	–
Revolution Investment Management	75,000	63,158	11,842	–	–	–
Magna Group	10,000	–	10,000	–	–	–
Charles Volk (related party)	125,000	–	125,000	125,000	53,596	71,404
Various Other Individuals and Entities	88,977	–	88,977	285,000	24,338	260,662
	$1,299,331	$177,986	$1,121,345	$1,040,706	$110,742	$929,964

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

During the nine months ended September 30, 2014, the Company issued $422,764 of unsecured convertible promissory notes to various entities. The convertible promissory notes bear interest from 8% to 12% per annum, are convertible into shares of our common stock at discounts ranging from 49% to 70%, contain reset provisions, and are due from six months to 12 months after the issuance date. Approximately $178,000 of the notes were not paid when due, and are currently in default. Under authoritative guidance of the FASB, due to the variable conversion prices and reset provisions, the Company accounted for the conversion features of these notes as instruments which do not have fixed settlement provisions and are deemed to be derivative instruments (see Note 7). The Company determined the aggregate fair value of the derivative liabilities related to these notes was $898,793, of which $447,764 was recorded as note discount (up to the face amount of the notes) to be amortized over the term of the related notes, and the balance of $451,029 is recorded in current period financing costs and penalty interest expense.

During the nine months ended September 30, 2014, notes payable and accrued interest and fees in the aggregate balance of $80,881 previously classified as secured notes were added to unsecured convertible notes after the holders of the notes sold their interests in the notes to Magna Group (see Note 6). Also during the nine months ended September 30, 2014, the Company increased certain notes by $101,203 to reflect an increase in the principal amount due to an event of default occurring, which was included in financing costs and penalty interest expense.

During the nine months ended September 30, 2014, $346,223 of notes payables and $5,197 of accrued interest were converted into 1,765,124,083 shares of the Company’s common stock.

Most of our unsecured convertible promissory notes payable are in default at September 30, 2014. During the nine months ended September 30, 2014 and 2013, the Company recognized interest expense from the amortization of discounts in the amount of $405,522 and $725,731, respectively.

Note 6 – Secured Notes Payable

A summary of secured notes payable at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Unpaid	Unamortized	Carrying	Unpaid	Unamortized	Carrying
	Principal	Discount	Value	Principal	Discount	Value

Montecito Offshore, LLC	$–	$–	$–	$500,000	$–	$500,000
Bridge Loan Settlement Note	–	–	–	40,000	–	40,000
What Happened LLC	–	–	–	21,575	–	21,575
La Jolla Cove Investors, Inc.	83,040	–	83,040	83,940	25,003	58,937
ADR Acquisition Note	125,000	–	125,000	–	–	–
Sunwest Group LLC	325,000	–	325,000	–	–	–
	$533,040	$–	$533,040	$645,515	$25,003	$620,512

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount up to 93%. The Montecito Offshore LLC note was secured by a second lien mortgage, and was extinguished on May 27, 2014 (see Note 2). During the nine months ended September 30, 2014, the notes payable for the Bridge Loan Settlement Note and to La Jolla Cove Investors, Inc. were sold by their holders to Magna Group and the aggregate principal balance of $61,575 was transferred to unsecured convertible promissory notes (See Note 5). The note payable to La Jolla Cove Investors was due April 30, 2013, is currently in default, and contains a variable conversion feature which is deemed to be a derivative instrument (see Note 7). In April 2014, the ADR Acquisition note and Sunwest Group LLC note were issued in conjunction with the acquisition of oil and gas properties (see Note 3). The ADR Acquisition note bears interest at 6% per annum, is secured by the property acquired and was due on August 15, 2014. This note has not been repaid and is currently in default. The Sunwest Group, LLC note bears interest at 6% per annum is secured by the property acquired and was due on October 14, 2014. This note has not been repaid and is currently in default.

During the nine months ended September 30, 2014, $900 of notes payables to La Jolla Cove Investors were converted into 13,444,444 shares of the Company’s common stock.

During the nine months ended September 30, 2014 and 2013, the Company recognized interest expense from the amortization of discounts in the amount of $25,003 and $41,380, respectively.

Note 7 – Convertible Debentures

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

As of September 30, 2014 and December 31, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes-Merton pricing model with the following assumptions:

		New Derivatives
		Issued During
		Nine months Ended
	September 30,	September 30,	December 31,
	2014	2014	2013
Conversion feature:
Risk-free interest rate	0.13%	0.11% to 0.13%	0.13%
Expected Volatility	390%	421% to 469%	425%
Expected life (in years)	.12 to .69	.50 to 1.0	.04 to .62
Expected dividend yield	0%	0%	0%

Warrants:
Risk-free interest rate	0.13%	N/A	0.13%
Expected Volatility	390%	N/A	425%
Expected life (in years)	.83 to 2.43	N/A	1.6 to 3.6
Expected dividend yield	0%	N/A	0%

Fair Value
Conversion feature	2,316,144	898,793	7,896,892
Warrants	235	–	11,523
	$2,316,353	$898,793	$7,908,415

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

At September 30, 2014 and December 31, 2013, the fair value of the aggregate derivative liability of the conversion features and warrants was $2,316,353 and $7,908,415, respectively. During the nine months ended September 30, 2014, we recognized additional derivative liabilities of $898,793, related to the issuances of convertible promissory notes payable (see Note 5). For the three and nine months ended September 30, 2014 and 2013 the Company recorded a change in fair value of the derivative liability of $1,231,086 and $1,216,999, respectively. For the three months ended June 30, 2014, a derivative liability of $5,259,769 related to convertible debentures was extinguished and recorded as part of the recession of notes related to oil and gas properties (see Notes 2 and 7).

Note 9 – Preferred and Common Stock

Issuance of Common Stock for Cash

During the nine months ended September 30, 2014, the Company sold 1,006,546 shares of common stock at an average price of $0.009 per share for total proceeds of $9,200.

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

During the nine months ended September 30, 2014, the Company received notices of purchase from La Jolla under the Equity Investment Agreement totaling $9,000, pursuant to which the Company issued 6,546 shares of common stock at a weighted average price of $1.37 per share. In addition, during the nine months ended September 30, 2014, the Company issued 1,000,000 shares of common stock to Caro Capital Inc. under an equity investment agreement at a weighted average price of $0.0002 per share.

Issuance of Common Stock for Debt

During the nine months ended September 30, 2014, the Company issued:

•	1,765,124,083 shares of its common stock to the holders of certain unsecured convertible promissory notes payable in exchange for $351,420 of notes payable and accrued interest,

•	13,444,444 shares of its common stock to La Jolla Cover Investors, Inc. in exchange for $900 of secured notes payable,

•	661,000,000 shares of its common stock to Ironridge Global IV, Ltd. in exchange for $119,070 of debt, and

•	310,026,000 shares of its common stock to Tarpon Bay Partners LLC. in exchange for $48,917 of debt.

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

A summary of stock option and compensation-based warrant activity for the nine months ended September 30, 2014 is presented below:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option or	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	92,300	$33.52	2.7	$–
Granted or issued	–
Expired or forfeited	(8,400)	121.43

Exercisable at September 30, 2014	83,900	$24.72	1.9	$–

Other Stock Warrants

A summary of other stock warrant activity for the three-month period ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrant	Price	Life (in years)	Value

Outstanding at December 31, 2013	2,409,370	$0.38	2.4	$–
Granted or issued	–
Expired or forfeited	(37,400)
Outstanding at September 30, 2014	2,371,970	$0.38	1.7	$–

Note 11 – Related Party Transactions

Payable to Related Parties

Warren Rothouse was appointed to be a director of the Company in October 2012. Mr. Rothouse is Senior Partner of Surety Financial Group, LLC (Surety). Surety has provided investor relations services to the Company in recent years. On November 7, 2012, the Company entered into a new agreement with Surety to provide investor relations services for the fifteen month period commencing December 1, 2012 and continuing through February 28, 2014. The agreement provided for monthly payments of $6,500 for Surety’s services. In addition, Surety was issued 10,000 shares of restricted common stock of the Company’s common stock and warrants to purchase 15,000 shares of the Company’s common stock. The exercise price of the warrants is $5.00 per share and the warrants are exercisable on a cashless basis. The term of the warrants is three years. On February 27, 2013, the Company amended the November 7, 2012 agreement. Under the amended agreement, Surety will provide investor relations services for the fifteen month period commencing March 1, 2013 and continuing through May 31, 2014 and Surety will receive monthly payments of $10,000 for its services. Compensation to Surety under the agreements was $90,000 for the nine months ended September 30, 2014. The balance due to Surety at September 30, 2014 and December 31, 2013 was $140,602 and $113,300, respectively, included on the Company’s accounts payable balance.

Effective January 31, 2013, David Pinkman was appointed to the Board of Directors of the Company. On February 1, 2013, the Company entered into a consulting agreement with Mr. Pinkman. The term of the agreement is for twelve months and provides for monthly compensation of $8,330. As additional compensation, the Company issued 20,000 shares of restricted common stock to Mr. Pinkman and issued him a warrant to acquire 20,000 shares of the Company’s common stock at $2.50 per share. Compensation earned by Mr. Pinkman under the consulting agreement was $17,121 for the year ended December 31, 2013 and September 30, 2014, of which approximately $7,000 remained outstanding and included on the Company’s Accounts payable balance at December 31, 2013 and September 30, 2014.

Note 12 – Income Taxes

For the nine months ended September 30, 2014, net income was $2,744,108 and the Company did not record any provision for income taxes primarily because the income in 2014 is a result of the extinguishment of a derivative liability due to the recession of the property discussed in Note 2. The income from the removal of the derivative liability is not considered income for tax purposes. For the nine months ended September 30, 2013, the net loss was $2,057,150 and the Company did not record any provisions for income taxes.

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. Our deferred tax assets are composed primarily of U.S. federal net operating loss carryforwards and temporary differences related to stock based compensation. Based on available objective evidence, management believes it is more likely than not that these deferred tax assets are not recognizable and will not be recognizable until its determined that we have sufficient taxable income. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and disclosures. As of September 30, 2014, the Company does not have any liabilities for unrecognized tax uncertainties.

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

Assets
Oil and gas properties	$5,698,563
Total assets rescinded	5,698,563

Liabilities
Accrued interest	1,364,181
Secured note payable	500,000
Convertible debentures	2,453,032
Long-term asset retirement obligation	37,288
Total Liabilities extinguished	4,354,501

Subtotal-loss on exchange of oil and gas properties for debt	(1,344,062)

Extinguishment of derivative liabilities related to convertible notes	5,259,769
Gain on recession	$3,915,707

Kansas Properties

On April 17, 2014, the Company completed the acquisition of the oil and gas assets of American Dynamic Resources, Inc. (ADR). The assets of ADR consist of multiple non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The combined leases contain 140 oil wells and 17 gas wells within 3,527 acres, none of which are currently operating. We also acquired ADR's patents related to enhanced oil recovery. The ADR acquisition has been capitalized in the amount of $344,470, representing a $125,000 note payable, $126,000 for the fair value of the issuance of 70,000,000 shares of the Company’s common stock based on the closing price of $0.0018 per share on the closing date, and $93,470, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the ADR oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At September 30, 2014, there was no production at the ADR oil and gas leases and the capitalized costs of the ADR oil and gas leases at September 30, 2014 were not subject to amortization.

On April 18, 2014, the Company purchased certain assets from Sunwest Group, LLC (Sunwest) consisting of 18 non-operating leases in Montgomery, Labette and Wilson Counties in Kansas. The Sunwest acquisition has been capitalized in the amount of $418,471, representing a $325,000 note payable, and $93,471, the present value of an abandonment obligations up to the amount of $250,000 assumed by the Company. All capitalized costs of the Sunwest oil and gas leases, including the estimated future costs to develop proved reserves, will be amortized, on the unit-of-production method using estimates of proved reserves once the wells become operating. At September 30, 2014, there was no production at the Sunwest oil and gas leases and the capitalized costs of the Sunwest oil and gas assets at September 30, 2014 were not subject to amortization.

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2014 and 2013

Oil and Gas Revenues

Our oil and gas revenue was $0 for the three months and nine months ended September 30, 2014 and 2013. The historical level of oil and gas production has not been significant. Because the level of oil and gas production has not been significant in the past, we continue to be characterized as an exploration-stage company.

Cost and Operating Expenses

Our costs and operating expenses were $1,246,865 for the nine months ended September 30, 2014, compared to $1,111,392 for the nine months ended September 30, 2013, representing an increase of $135,473 and our costs and operating expenses were $209,145 for the three months ended September 30, 2014, compared to $209,277 for the three months ended September 30, 2012, representing a decrease of $2,132. The increase in our costs and operating expenses for the nine months ended September 30, 2014 are primarily a result of increases in general and administrative expenses as well as in share-based compensation charges, as discussed below.

Lease Operating Expenses – Lease operating expenses were $0 for the three and nine months ended September 30, 2014 and 2013. Bayshore has ceased to report to us the amounts of our respective share of lease operating expenses and the oil wells are shut in and not producing.

Impairment loss on oil and gas properties – During the nine months ended September 30, 2013, we recognized an impairment loss of $11,623 on our Mustang Island 818-L lease. As part of a Settlement Agreement, we transferred to Black Cat all of the title and interest that we owned in the Mustang Island 818-L lease well. We have evaluated the accounting effects of the settlement agreement and concluded that impairment in the approximate amount of $11,623 should be recorded, which has been reflected in the accompanying consolidated financial statements as of September 30, 2013.

General and Administrative Expense – General and administrative expense was $1,246,865 for the nine months ended September 30, 2014 as compared to $1,099,769 for the nine months ended September 30, 2013, representing an increase of $147,096. The increase in general and administrative expense during the nine months ended September 30, 2014 is principally related to increases of: (1) $409,576 for legal and consulting fees; offset by a decrease of $100,000 in write down of asset and a decrease of $84,104 in stocks issued for services. The increase in consulting services represents an increase in payments related to investor relations, energy, financing, and general business services as a result of a general increased need for such consulting services.

Other Income (Expense)

Change in fair value of derivative liabilities – We issued convertible promissory notes commencing in April 2010 which contain a variable conversion price and anti-dilution reset provisions. In addition, during the quarter ended June 30, 2011, we issued convertible debentures and warrants that contain price ratchet anti-dilution protection. These embedded conversion features are treated as embedded derivatives under generally accepted accounting principles and are required to be accounted for at fair value. We have estimated the fair value of the embedded conversion features of the convertible promissory notes, the convertible debentures, and the related warrants using a probability weighted average Black Scholes-Merton pricing model. The fair value of these derivative liabilities was estimated to be $2,316,353 and $7,908,415 as of September 30, 2014 and December 31, 2013, respectively. We recognized a gain from the change in fair value of these derivative liabilities of $1,246,865 and $1,216,999 for the nine months ended September 30, 2014 and 2013, respectively and we recognized a gain of $113,780 and a loss of $185,515 for the three months ended September 30, 2014 and 2013. For the three months ended June 30, 2014, a derivative liability of $5,259,769 related to convertible debentures was extinguished and recorded as part of the gain on recession of oil and gas properties.

Gain on recession of oil and gas properties – We recognized a gain on the recession of oil and gas properties during the nine months ended September 30, 2014 of $3,915,707. As discussed above, on May 27, 2014, we entered into an agreement with Montecito whereby the sale was rescinded, the leasehold interests were returned to Montecito, and our secured note payable of $500,000 to Montecito and convertible debentures of $2,453,032 were extinguished. We accounted for the transaction as an exchange of the oil and gas asset for the debt and an extinguishment of a debt related derivative liability. We recorded a gain on the recession of $3,915,707 by removing the assets and liabilities from its books as of May 27, 2014. There was no such gain during the nine months ended September 30, 2013.

Interest Expense – We incurred interest expense of $198,066 and $451,201 for the nine months ended September 30, 2014 and 2013, respectively and we incurred interest expense of $24,748 and $142,968 for the three months ended September 30, 2014 and 2013, respectively. The decrease in interest expense is primarily due to the decrease in the amount of our unsecured convertible debt in the nine months ended September 30, 2014 as compared to September 30, 2013.

Financing costs and penalty interest – We incurred financing costs and penalty interest expense of $552,232 and $615,825 for the nine months ended September 30, 2014 and 2013, respectively and we incurred financing costs and penalty interest expense of $67,301 and $18,067 for the three months ended September 30, 2014 and 2013, respectively.

Amortization of discount on convertible notes and other debt – We have issued convertible promissory notes and debentures to several individuals or entities, commencing in April 2010. In each case, the notes and debentures have a favorable conversion price in comparison to the market price of our common stock on the date of the issuance of the notes. Additionally, the convertible debentures and certain of the convertible promissory notes contain price ratchet anti-dilution reset provisions. The fair value of these embedded conversion features is measured on the issue date of the notes. Generally, a discount is recorded for these embedded conversion features and amortized over the term of the note or debenture as a non-cash charge to the statement of operations. We have amortized $405,522 and $725,731 of discount on convertible notes and debentures for the nine months ended September 30, 2014 and 2013, respectively and we have amortized $113,185 and $194,902 of discount on convertible notes and debentures for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there is $177,986 of recorded, but unamortized, discount on the convertible promissory notes that will be amortized and recorded as a non-cash expense over the remaining terms of the respective notes.

Although the net changes with respect to our revenues and our costs and operating expenses for the three and nine months ended September 30, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Liquidity and Capital Resources

From our inception our principal sources of liquidity consisted of proceeds from the sale of unsecured convertible promissory notes and proceeds from the sale of common stock and warrants. During the nine months ended September 30, 2014, we received $347,764 and $9,200 from the proceeds from the sale convertible notes and common stock, respectively, and during the nine months ended September 30, 2013, we received $265,500 and $144,000 from the proceeds from the sale convertible notes and common stock, respectively.

At September 30, 2014, we had $0 in cash and we had a working capital deficit of $6,417,318, as compared to a deficit of $14,914,490 as of December 31, 2013. The working capital deficit is principally the result of historical losses with operations and oil and gas property acquisitions financed through trade creditors and through the use of short-term debt. The increase in the working capital deficit for the period ended September 30, 2014, is principally due to new unsecured convertible promissory notes payable issued. In addition, we have total stockholders’ deficiency of $5,828,867 at September 30, 2014 compared to total stockholders’ deficiency of $9,228,482 at December 31, 2013, a decrease in the stockholders’ deficiency of $3,399,615. The decrease in the stockholders’ deficiency for the nine months ended September 30, 2014, is principally due to net gain generated by settlement with investors incurred during the year

Our operations used net cash of $357,130 during the nine months ended September 30, 2014, compared to $417,945 of net cash used during the nine months ended September 30, 2013. Net cash used in operating activities during the nine months ended September 30, 2014, consisted of our net gain of $3,915,707, less, amortization of deferred financing costs and discount on convertible notes, and depreciation expense, and further reduced by non-cash changes in working capital, plus the non-cash gain for the change in fair value of derivative liabilities.

Our investing activities that used cash of $0 and $866 during the nine months ended September 30, 2014 and 2013.

Financing activities provided $356,964 of cash during the nine months ended September 30, 2014, compared to $405,750 during the nine months ended September 30, 2013. Cash flows from financing activities during the nine months ended September 30, 2014, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $347,764,and 2) proceeds from issuance of common stock and warrants for $9,200 Cash flows from financing activities during the nine months ended September 30, 2013, relate to 1) the receipt of proceeds from the placement of unsecured convertible promissory notes in the amount of $265,500, 2) proceeds from issuance of common stock and warrants for $144,000 and 3) payment on principal on note payable of $3,750.

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

Below is a summary of our unsecured convertible promissory notes payable, secured notes payable and convertible debentures at September 30, 2014:

	September 30, 2014
	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Asher Enterprises, Inc.	$110,160	$30,455	$79,705
GEL Properties, LLC	126,280	–	126,280
Prolific Group, LLC	77,900	–	77,900
Haverstock Master Fund, LTD and Common Stock, LLC	317,476	–	317,476
Redwood Management LLC	189,755	5,500	184,255
AGS Capital Group	25,000	7,291	17,709
Hanover Holdings	31,500	15,750	15,750
LG Group	70,669	35,750	34,919
IBC	51,614	20,082	31,532
Revolution Investment Management	75,000	63,158	11,842
Magna Group	10,000	–	10,000
Charles Volk (related party)	125,000	–	125,000
Various Other Individuals and Entities	88,977	–	88,977
	$1,299,331	$177,986	$1,121,345

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

During the nine months ended September 30, 2014, the Company issued $466,858 of unsecured convertible promissory notes to various entities and received net proceeds of $347,764. The convertible promissory notes bear interest from 8% to 12% per annum. The principal and unpaid accrued interest are due from nine months to twelve months after the issuance date. Most of our unsecured convertible promissory notes payable are in default at September 30, 2014.

Secured Notes Payable outstanding at September 30, 2014:

	September 30, 2014
	Unpaid	Unamortized	Carrying
	Principal	Discount	Value

Montecito Offshore, LLC	$–	$–	$–
Bridge Loan Settlement Note	–	–	–
What Happened LLC	–	–	–
La Jolla Cove Investors, Inc.	83,040	–	83,040
ADR Acquisition Note	125,000	–	125,000
Sunwest Group LLC	325,000	–	325,000
	$533,040	$–	$533,040

The secured notes payable are generally secured with oil and gas properties, bear interest at rates ranging from 4.75% to 9% and some are convertible into shares of our common stock at discount of 93%. The secured note payable to La Jolla Cove Investors was in default at September 30, 2014. Subsequent to September 30, 2014, the secured notes payable for the ADR Acquisition Note and Sunwest Group LLC, which were due August 15, 2014 and October 14, 2014, respectively, were not paid at maturity and are currently in default.

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

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1 of the Company’s September 30, 2014 Condensed Consolidated Financial Statements.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had issued a total of 6,764,500 shares to Ironridge and had reduced the original liability of $1,388,407 to $68,028. However, on February 24, 2014 a judge awarded Ironridge a third order enforcing prior order for approval of stipulation for settlement claim by requiring the Company to reserve 1,095,950,732 shares of the Company’s common stock until the balance of the claim in paid. Ironridge claimed that the Company’s failure to comply with prior order and stipulation has caused them harm. Ironridge claims that it is still owed $241,046. The Company has increased the balance due to Ironridge to $241,046 at December 31, 2013. During the nine months ended September 30, 2014, the Company issued to Ironridge 661,000,000 shares of common stock valued at $119,070. The balance due to Ironridge at September 30, 2014 was $121,976.

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

During the nine months ended September 30, 2014, the Company issued to Tarpon 310,026,000 shares of common stock valued at $48,917. The balance due to Tarpon at September 30, 2014 was $1,078,578.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuances

During the three months ended September 30, 2014, the Company issued 270,000,000 shares to Ironridge Global IV Ltd for the conversion of $18,900 of debentures, pursuant to an Order of Approval of Stipulation for Settlement. The securities were issued in a transaction pursuant to Regulation D under Securities Act of 1933, as amended.

During the three months ended September 30, 2014, the Company issued 67,200,325 shares to Redwood for the conversion of $3,360 of debentures.

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

On April 19, 2012, we issued a secured promissory note in the principal face amount of $100,000 in exchange for $100,000 from WH LLC. We agreed to repay $125,000 on June 18, 2012, plus interest at the rate of 11% per annum. On February 28, 2013, WH LLC sold $50,000 of this note to Prolific and $37,500 of the secured promissory note to GEL. As of September 30, 2014 this note is in default.

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

On July 31, 2012, the Company received proceeds of $100,000 pursuant to an unsecured promissory note and issued a warrant to purchase 2,000 shares of common stock of the Company to two individuals. The promissory note requires the repayment of $115,000 of principal (including interest of $15,000) by October 31, 2012. The warrant has an exercise price of $5.00 per share and expires on July 31, 2015. Proceeds from the note were paid on the Bridge Loan Note that is discussed in further detail in Note 6 to these condensed consolidated financial statements. As of September 30, 2014, this note is in default.

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

On October 8, 2012, the Company received proceeds of $50,000 pursuant to an unsecured promissory note and issued a warrant to purchase 1,000 shares of common stock of the Company to two individuals. The promissory note requires the repayment of $62,500 of principal (including interest of $12,500) by January 7, 2013. The warrant has an exercise price of $5.00 per share of common stock and will be exercisable until October 8, 2015. As of September 30, 2014, this note is in default.

In September 2012 and February 2013, the Company received proceeds pursuant to two unsecured convertible promissory notes to Prolific, an unaffiliated entity. Additionally, 1) in July 2012 Prolific acquired the rights to three unsecured convertible promissory notes from one of the Company’s noteholders, 2) in September 2012 Prolific purchased the rights to $40,000 of principal of a secured bridge loan note held by another noteholder of the Company, and 3) in February 2013 Prolific purchased the rights to $50,000 of principal of a secured note held What Happened LLC. These acquired rights were restated such that all notes held by Prolific bear interest at 6% per annum and the principal and unpaid accrued interest are generally due approximately one year after the issuance date. September 30, 2014, all of these notes are currently in default.

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

